Form 10-K
period 1996-03-31
ENVIRONMENTAL ELEMENTS CORP
filed 1996-06-26
CIK 863893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                    For the Fiscal Year ended March 31, 1996

              Annual Report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                         Commission File Number 1-10955

                       ENVIRONMENTAL ELEMENTS CORPORATION
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      52-1303748
(State or other jurisdiction of
 incorporation or organization)             (I.R.S. Employer Identification No.)

                  3700 Koppers St., Baltimore, Maryland 21227
         (Address of Principal Executive Offices)           (Zip Code)

                                 (410) 368-7000
               Registrant's telephone number, including area code

          SECURITIES  REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
     Common stock, par value $0.01 per share, New York Stock Exchange, Inc.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES [X]   NO [ ]

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 3, 1996 was approximately $8.2 million based upon the closing price of $17/8. The number of shares outstanding of the registrant's Common Stock as of June 3, 1996 was 6,902,322.

                      Documents Incorporated by Reference

Portions of the definitive Proxy Statement relating to registrant's Annual Meeting of Stockholders to be held August 2, 1996 are incorporated by reference in Part III of this Form 10-K, with the exception of portions that are not incorporated by reference by their terms.

Portions of the registrant's Annual Report to Stockholders for the year ended March 31, 1996 are incorporated by reference in Parts I, II and IV of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS
General

    Environmental Elements Corporation (the "Company") designs and supplies proprietary, large-scale, custom-engineered air pollution control systems which enable customers to operate their facilities in compliance with regulatory standards limiting particulate and gaseous emissions. The Company's business strategy is to provide a broad array of proprietary state-of-the-art technologies to traditionally intensive users of air pollution control systems, including two primary customer groups -- electric utilities and private power generators and pulp and paper producers-- in addition to municipal solid waste facilities and other industrial customers.

    The Company has historically concentrated on systems that reduce particulate emissions from combustion exhaust streams, specifically electrostatic precipitators and fabric filter systems (also known as baghouses). For each of these product lines, the Company has developed proprietary designs for durable, cost-effective systems. The Company has developed, acquired distribution rights for, or licensed from others, dry and semi-dry scrubbers for use in gaseous emissions control.

    The Company enters into contracts for original equipment systems, major rehabilitation and rebuilding services, and ongoing maintenance and repair services. The Company offers a range of systems and technologies to address the air pollution control needs of customers in its selected markets. While the Company, in certain instances, may provide a combination of its systems as an integrated pollution control solution, its customers typically purchase individual systems which, in certain instances, may operate in conjunction with other systems supplied by others. The Company's contracts with its customers generally require it to design and supply an air pollution control device which removes specified amounts of gaseous or particulate matter from combustion exhaust gases. The Company is generally contractually responsible to its customers for all phases of the design, fabrication, start-up and testing and (if included in the scope of the Company's contract) field construction of its systems. The Company's successful completion of its contractual obligations is generally determined by a performance test or tests of the Company's systems which are generally conducted by a customer-selected independent testing agency which verifies that the system is removing gaseous or particulate emissions in amounts required by the contract. In connection with the expansion of the Company's technological offerings and a shift in the Company's mix of business, additional measures of performance may be afforded or required. Such measures may include availability or reliability guarantees and guarantees with respect to the consumption of power, reagent, water or other components of variable operating costs.

    The Company does not manufacture or fabricate its systems and generally does not engage in field construction activities utilizing its own employees, other than field supervisory personnel. In fiscal 1996, the Company elected to discontinue its manufacturing and certain direct hire construction activities previously conducted by its aftermarket subsidiary, Environmental Elements Services Corporation. In fiscal 1996, the Company relocated the aftermarket business to the Company's Baltimore headquarters, and now conducts such business directly.

    The Company performs process engineering for its systems, including but not limited to, the determination of the size, geometry and mechanical, electrical and structural characteristics of the device needed to meet its contractual obligations for gaseous or particulate removal, and performs the detail design of and develops specifications for all structural, electrical, mechanical, piping, and chemical components necessary to make the system. The Company purchases various components consisting of both off-the-shelf items and items made to its design and specifications by vendors; enters into subcontracts for field construction (if included in the scope of the Company's contract), which it supervises; and manages all technical and commercial aspects of the performance of its contracts, including the start-up of its systems.

    In general, the Company's original equipment contracts vary in length from 12 to 36 months and require performance of a particular project within a specified time frame. Almost all of the Company's contracts are undertaken on a fixed price basis. Fixed price contracts require the Company to bear certain risks of cost overruns, and from time to time the Company experiences a loss in connection with a contract. In fiscal 1993, the Company incurred a significant cost overrun in connection with the execution of its first flue gas conditioning contract, a product no longer offered by the Company.

    The Company and its predecessor have been engaged in the air pollution control business since 1946.

Product Lines and Services

    The Company supplies electrostatic precipitators primarily to power generation and pulp and paper customers. An electrostatic precipitator removes particulate matter from combustion exhaust streams. The particulate in the gases is electrically charged as it passes positively charged high-voltage electrodes and is then attracted to oppositely charged collecting plates. The collected material is periodically removed from the plates by rapping or vibration. The Company's precipitators include computerized power control systems which allow the precipitators to respond automatically to changing operating conditions. The Company's installed base of electrostatic precipitators is one of the largest in North America.

    The Company supplies a wide range of fabric filter systems to control and recover dust and other particulates in a variety of utility and industrial applications for power-generation, pulp and paper, incineration, and other industrial customers.

    The Company offers state-of-the-art semi-dry scrubbing systems for the reduction of acid gases such as sulfur oxides and hydrogen chloride emissions. A semi-dry scrubbing system removes objectionable gaseous pollutants and certain heavy metals from exhaust emissions by causing a chemical reaction, typically using lime as a reagent, which transforms the pollutants into a readily disposable particulate. The Company offers its semi-dry scrubbers primarily for municipal solid waste incineration facilities.

    The Company offers a fluidized bed flue gas de-sulfurization dry reactor, (known as a circulating dry scrubber or "CDS"(registration symbol)) which has special application to both the power generation and municipal solid waste incineration acid rain retrofit markets. During fiscal 1994, the Company booked its first two CDS(registration symbol) systems and in late fiscal 1995 and early fiscal 1996, the Company successfully started up the first of these systems. The CDS(registration symbol) technology is licensed from Lurgi GmbH.

    The Company supplies original equipment systems, the majority of which are replacements of aged existing air pollution control systems. In addition, because of the extreme conditions under which air pollution control systems operate, maintenance, repair, and rebuilding of these systems is an ongoing requirement and creates additional demand for the Company's services and products. The Company engages in complete and partial rehabilitation and rebuilding of air pollution control systems, often involving design and installation work, and also provides ongoing maintenance services and spare parts on a routine or emergency-response basis. Such services may include the provision of rebuild project materials, construction services, and field engineering services including inspection, testing, rebuild supervision, and equipment performance evaluation services.

    Through fiscal 1994, the Company marketed proprietary continuous emissions monitoring systems ("CEMS"). The Company did not derive the anticipated level of revenues from this product line. As a result, the Company sold certain CEMS assets, including its distribution rights to its proprietary system and certain open customer contracts. In fiscal 1991, the Company licensed certain additional precipitator and flue gas conditioning techniques from Lurgi GmbH which it returned to Lurgi in fiscal 1995 due to lack of market demand.

Industry Demand Factors

    The market for air pollution control systems and technologies is directly dependent upon governmental regulation and enforcement of air quality standards. During the past two decades, federal, state, and municipal governments have recognized that contamination of the air poses significant threats to public health and safety, and, in response, have enacted legislation designed to reduce or eliminate a variety of air pollutants. The Company believes that governmental regulation of air pollution and its sources will continue to increase and that it is well positioned to assist customers in its targeted markets to solve their air pollution control problems.

    Given the existence of stringent domestic air emissions standards, domestic demand for the Company's systems and technologies generally arises from the following principle sources: need for replacement, rehabilitation and rebuilding of air pollution control systems on aging electric utilities and on pulp and paper manufacturing facilities; construction of new electricity-generating facilities, particularly those operated under cogeneration and "private power" arrangements; continued expansion of pulp and paper manufacturing capacity; and construction of new municipal solid waste incineration facilities. Demand from any one of these sources may vary significantly from year to year depending on economic, regulatory, and other factors including industry cycles.

    Emerging international demand for the Company's products is driven primarily by a combination of electric generation and other infrastructure improvement and the passage or enforcement of existing regulations limiting gaseous and particulate emissions in developing countries.

Markets Served

    The Company has historically followed a strategy of limiting its business to systems and technologies for air pollution control and focusing within that business on selected markets in which the Company believes it can build upon its reputation for expertise and reliability. The Company's current targeted markets are electric utilities and private power generators, pulp and paper producers, developers of municipal solid waste incineration facilities, and certain other process industries throughout the United States, Canada, and selected areas of central Europe, Asia and the Pacific Rim. In its 1995 fiscal year, the Company received two contract awards for precipitators in Poland and a contract award for baghouses and spray dryers in the United Kingdom. In its 1996 fiscal year, the Company received no contracts for work outside North America.

    Currently, the Company offers a select line of systems and technologies to meet the various needs of electric utilities and other electric power generators for control of air emissions at new and existing facilities. The Company's principal product sold to the electric-generating market is its
Rigitrode(registration symbol) electrostatic   precipitator,   which  combines
the reliability traditionally associated with European heavy-duty, bottom-rapped designs and the cost efficiency associated with top-rapped
American models. (In a top-rapped precipitator, the force used to dislodge dust from the collection plate is applied to the top of the plate.) The Company is bidding, and will continue to bid, a number of large contract opportunities in the utility market.

    The Company also offers to the utility industry a range of fabric filter systems to control particulate emissions. In some recent years, the Company has been particularly successful in marketing its fabric filter systems to private power projects which either co-generate electricity and thermal energy or generate electricity alone for sale to utilities and in fiscal 1994 sold to a public utility and in fiscal 1995 started-up a pulse jet fabric filter system . In addition, in response to anticipated substantial demand for solutions to the requirements of acid rain legislation, the Company, under license from Lurgi GmbH, has introduced a state-of-the-art CDS(registration symbol) system for the control of sulfur oxide emissions. The Company also offers a proprietary semi-dry scrubbing system using rotary atomizer technology which the Company believes offers the advantages of lighter weight, ease of maintenance, and economy of operation that are particularly significant to smaller electricity-generating facilities.

    The Company has installed over 500 electrostatic precipitators at pulp and paper plants in the United States and Canada. The Company attributes its success in this market to the competitive advantages of its Rigitrode(registration symbol) precipitator and to its reputation for reliability and service. The Company has established long-standing relationships, in many cases covering more than 25 years, with leading firms in the industry.

    Municipal solid waste and private waste-to-energy facilities, as well as hazardous waste incineration plants, must comply with stringent federal and state environmental standards. Existing regulations require new solid waste incineration facilities to control both sulfur oxides and hydrogen chloride emissions. Such systems generally include an acid gas scrubbing tower and a modular baghouse for collection of particulates. While the Company saw little activity in this market during the last three fiscal years, the Company has completed projects with developers of both municipal solid waste and hazardous waste incinerators, and booked one project in fiscal 1993, two projects in fiscal 1995, and one project in fiscal 1996. The Company has identified the incineration market as one which will provide an opportunity to market its semi-dry scrubbing systems in the future.

    In addition to serving the principal markets described above, the Company sells its systems to customers in petroleum refining and certain materials processing industries, including mining, metals conversion, cement production, and steel manufacturing. The Company's sales in these markets consist primarily of wet scrubbers and electrostatic precipitators. The Company believes that it is competitive in these other markets.

Bookings and Backlog Information

    The information required by this item is contained under the caption "Bookings and Backlog" in "Management's Discussion and Analysis" in the Company's 1996 Annual Report to Shareholders.

Research and Development

    The Company has an ongoing program for development and commercialization of new air pollution control technologies and enhancement of existing technologies. The Company spent approximately $347,000, $512,000, and $323,000 on product development during fiscal 1996, 1995, and 1994, respectively. The Company has recently advanced its research and development operations beyond its historical product development activities to funded research programs.

Patents

    The Company owns or has the rights to a number of patents, patent applications, and other proprietary technologies which are important to various aspects of its business. These patents are not, however, considered material to the conduct of the Company's business as a whole. The Company believes that its ability to compete in the air pollution control industry depends primarily on its engineering and technological expertise, rather than on patent protection.

Sales and Marketing

    The Company's  sales and marketing  efforts are organized along market lines
- - -- power industry, industrial, and aftermarket. The Company has integrated field service  resources of the original  equipment  and  aftermarket  divisions  into regional  sales  representation  for each of its  markets,  allowing it to build long-term customer relationships.  The sales efforts are technical in nature and involve its sales and marketing professionals, supported by the Company's senior technical and management  professionals.  A significant portion of the Company's sales are made  through  architectural  and  engineering  firms,  which  play an important role in the preparation of  specifications  for air pollution  control systems.  The  Company's  sales and  marketing  group  consists of industry  and regional sales managers and sales representatives.

    Although the Company seeks to obtain repeat business from its customers, it does not depend on any single customer to maintain its level of activity from year to year. One customer accounted for 21% of the Company's sales in fiscal 1996; another customer accounted for 10% of the Company's sales in fiscal year 1995, and two customers accounted for 12% and 11% of the Company's sales in fiscal year 1994. At fiscal year end 1996, however, approximately 33% of the Company's accounts and retainages receivable were due from companies within the pulp and paper industry and approximately 19% were due from companies within the power generation industry.

    All of the Company's foreign sales were generated from the U.S. Export sales were less than 10% of consolidated sales in fiscal years 1996, 1995 and 1994. In order to take advantage of certain overseas market opportunities, the Company has established licensing agreements with companies in Brazil and the Peoples Republic of China under which the Company is entitled to royalties based upon sales in the licensed territory. These agreements do not currently represent a material source of income. In addition to the license, the Company has established, with its Chinese licensee, a production joint venture in China which will produce certain precipitator components for use by the Company and its licensee.


Suppliers and Subcontractors

    Like other companies in its industry, the Company relies on outside suppliers, manufacturers and fabricators to supply parts and components in accordance with the Company's specifications. In addition, in cases in which the Company's scope of work includes installation of equipment, the Company selects and supervises subcontractors for this work. To date, the Company has not experienced difficulties either in obtaining fabricated components incorporated in its systems or in obtaining qualified subcontractors. It has been the Company's recent experience, however, that in times of recession or other industry downturns, the Company is more likely to be faced with subcontractor performance problems and construction claims asserted by certain of its subcontractors. In response, the Company is required to more aggressively manage its construction activities and contracts, and, in some cases, be subject to unanticipated costs.

    The Company's vendor sources for various components, materials and parts used in its systems, including control switches, electrical components, and other components, include a substantial number of firms. The Company does not depend on any one of these vendors to a material extent, and in any event the Company believes that alternative vendors would be available if needed. With respect to fabricators, the Company has satisfactory relationships with fabricators throughout the United States and Canada. Similarly, with respect to installation subcontractors, the Company has satisfactory relations with firms throughout the United States and Canada. Based on the number of vendors, fabricators, and subcontractors and the availability of alternative sources, the Company does not believe that the loss of its relationship with any one firm would have a material adverse effect on its business.

    The Company operates under an agreement with Teco Industries of Maryland, Inc., an equipment manufacturer, pursuant to which the manufacturer meets the Company's domestic requirements for production of certain internal components of electrostatic precipitators (i.e., electrodes and collecting plates) at pre-determined prices and terms. The agreement expires on June 30, 1997. The loss of this supplier, or the supplier's inability to perform, could subject the Company to a temporary delay and possible cost increases. The Company does not believe, however, that such loss would have a material adverse effect on the Company because the Company has at least one other adequate source for these components. The Company has established relationships with one or more international sources for such components in connection with international marketing expansion.

Competition

    The Company faces substantial competition in each of its principal markets. Some of the Company's competitors are larger and have greater financial and other resources than the Company. The Company competes primarily on the basis of its engineering and technological expertise and quality of equipment and service provided. The Company believes that the cost of entry into most of its markets, its experience and reputation for reliability and service, and its knowledge of the plants and operations of its customers are principal factors that enhance its ability to compete effectively for rehabilitation and rebuild contracts as well as new installations. Additionally, the Company believes that the successful performance of its installed systems is a key factor in dealing with its customers, which typically prefer to make significant purchases from a company with a solid performance history.

    Virtually all contracts for the Company's systems and technologies are obtained through competitive bidding. Customers typically purchase these systems and technologies after a thorough evaluation of price, service, experience, and quality. Although price is an important factor and may in some cases be the governing factor, it is not always determinative, and contracts are often awarded on the basis of life cycle costs and/or product reliability.

Regulation

    Significant environmental laws have been enacted in response to public concern about the environment. These laws and the implementing regulations affect nearly every industrial activity. The need to comply with these laws creates demand for the Company's services. The principal federal legislation that has created a substantial and growing demand for the Company's systems and technologies and therefore has the most significant effect on the company's business is the Clean Air Act of 1970, as amended (the "Clean Air Act"). This legislation requires compliance with ambient air quality standards and empowers the Environmental Protection Agency ("EPA") to establish and enforce limits on the emission of various pollutants from specific types of facilities. The states have primary responsibility for implementing these standards and, in some cases, have adopted standards more stringent than those established by the EPA.

    In 1990, amendments to the Clean Air Act were adopted which address, among other things, the country's acid rain problem by imposing strict controls on the emissions of sulfur oxides caused by the combustion of coal and other solid fuels. The power generation market is the first to face the compliance standards set by the amendments. Under the legislation, coal-burning power plants are required to comply with new emissions standards in two phases. The first phase, beginning with enactment of the amendments and generally ending in 1995 or 1996, required reduced emissions levels leading to full compliance, with limited exceptions, by the end of the second phase in the year 2000.

    In its operations, the Company is subject to federal, state and local laws and regulations concerning environmental, safety, occupational and health standards. Expenditures required in fiscal 1996 by such laws were not material to the Company's business and the Company is not at a competitive disadvantage by reason of compliance with such laws.

Bonding and Insurance

    The Company is from time to time required to provide bonds guaranteeing that it will enter into contracts as bid, guaranteeing performance of its contract obligations, and/or guaranteeing prompt payment of its suppliers and subcontractors. The Company's current surety commitment is, in management's opinion, sufficient to support the Company's current levels of bonded business. In addition, the Company has a bank revolving credit and letter of credit agreement which provides for issuance of letters of credit for various purposes, including as substitutes for performance or payment bonds.

    The Company currently maintains different types of insurance, including comprehensive liability and property coverages. The Company does not carry a separate errors and omissions policy, but limited errors and omissions coverage is provided under its comprehensive liability policy. While a successful claim or claims in an amount in excess of the Company's insurance coverage or for which there is no coverage (including claims arising out of the provision by the Company of engineering services without a product) could have a material adverse effect on the Company, the Company believes that it presently maintains adequate insurance coverage for its business as presently constituted. To the extent that the Company performs or will perform engineering only services for customers, the Company will, to the extent practicable, obtain the benefit of contractual terms which limit or eliminate the exposure which would otherwise be insured by an errors and omissions policy.

Employees

    As of March 31, 1996 the Company had 156 full-time employees, the substantial majority of whom were engineers and other professionals and technical employees. The Company also hires contract and other temporary personnel to meet the requirements of particular contracts, as well as contract personnel to carry out construction supervisory functions. The Company's professional staff includes chemical engineers, electrical engineers, mechanical engineers, civil engineers, and computer scientists. Although the Company depends on professional employees for performance of its services, it has not experienced any difficulty in employing such personnel to satisfy its requirements. None of the Company's employees is represented by a union. The Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

    Substantially all of the Company's operations, including administration, engineering, design, and sales operations are conducted from its Baltimore headquarters, located in a modern office building with approximately 100,000 square feet of leased space. The Company occupies approximately 50,000 square feet of this space and subleases a portion of the remaining space. See Note 6 of the "Notes to Consolidated Financial Statements" in the Company's 1996 Annual Report to Shareholders, incorporated by reference herein, for a description of the rent and other lease terms.

    The  Company   additionally  leases   approximately  9,000  square  feet  in
Baltimore, Maryland which premises are occupied by its research and development staff.

    The Company is in the process of selling a 20,000 square foot office and light manufacturing facility located in Jeffersonville, Indiana, which was previously used in its aftermarket business, which was relocated to Baltimore during fiscal 1996.

    In fiscal 1995, the Company sold its privatized waste water treatment facility in East Aurora, New York, which it previously treated as a discontinued operation. The Company maintains limited operational responsibility. See Note 2 of the "Notes of Consolidated Financial Statements" in the Company's 1996 Annual Report to Shareholders.

    The Company believes that its existing facilities are adequate to meet its current needs and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is from time to time a party to various legal actions arising in the ordinary course of its business, some of which may involve claims for substantial sums. Management, after review and consultation with counsel, considers that any liability from pending lawsuits and claims will not have any material effect on the financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
    Not applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

    The Company's Common Stock is traded on the New York Stock Exchange under the symbol "EEC."

    As of June 3, 1996, there were 272 record holders of the Company's Common Stock. The closing price of the Common Stock on June 3, 1996 was $1 7/8.

    The additional information required by this item is contained under "Investor Information" on page 24 and in Note 10 of the "Notes to Consolidated Financial Statements" on page 21 of the Company's 1996 Annual Report to Shareholders. Such information is incorporated herein by reference to the Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA

    The selected consolidated financial data provided on page 23 of the Company's 1996 Annual Report to Shareholders should be read in conjunction with "Management's Discussion and Analysis" and the Consolidated Financial Statements and the "Notes to Consolidated Financial Statements" included in the Company's 1996 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information  required by this item is contained on pages 8 through 11 of
the  Company's  1996  Annual  Report  to   Shareholders.   Such  information  is
incorporated herein by reference to the Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this item is contained in the Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing on pages 12 through 21 of the Company's 1996 Annual Report to Shareholders and the Quarterly Financial Data appearing in Note 10 of the "Notes to Consolidated Financial Statements" appearing on page 21 of the Company's 1996 Annual Report to Shareholders. Such information is incorporated herein by reference to the Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    (a) Directors - The information  with respect to Directors  required by this item is incorporated by reference to the Registrant's 1996 Proxy Statement to be filed with the Securities and Exchange Commission, under the headings "Election of Directors," "Directors Continuing in Office," and "Certain Information Regarding the Board of Directors and Committees of the Board."

    (b) Executive Officers - Information regarding executive offices of the Company appears in the Company's definitive proxy statement for the 1996 Annual Meeting of Stockholders.

    In addition, the following information is being provided in response to the requirements of Item 405 of Regulation S-K. To the Registrant's knowledge, during the fiscal year ended March 31, 1996, all filing requirements applicable to officers, directors, and greater than 10% beneficial owners of the common shares of the Registrant under Section 16(a) of the Securities Exchange Act of 1934, as amended, were complied with, except that Russell R. Jones, a director of the Registrant, filed one late report relating to one transaction.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this item is incorporated herein by reference to the Registrant's 1996 Proxy Statement to be filed with the Securities and Exchange Commission, under the headings "Executive Compensation and Related Information."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated herein by reference to the Registrant's 1996 Proxy Statement to be filed with the Securities and Exchange Commission, under the heading "Security Ownership."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated herein by reference to the Registrant's 1996 Proxy Statement to be filed with the Securities and Exchange Commission, under the heading "Certain Relationships and Related Transactions" and under the heading "Employment and Non-Competition Agreements."

                                    PART IV


ITEM 14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as a part of this report:

    1. The following consolidated financial statements included in the 1996 Annual Report to Shareholders for the year ended March 31, 1996 are incorporated herein by reference under Item 8 of this Report:

                                                                Page Number in
                                                                 Annual Report

     Consolidated Statements of Operations for the years
       ended March 31, 1996, 1995, and 1994                          12

     Consolidated Balance Sheets as of March 31, 1996
       and 1995                                                      13
     Consolidated Statements of Cash Flows for the
       years ended March 31, 1996, 1995, and 1994                    14
     Consolidated Statements of Stockholders' Investment
       as of  March 31, 1996, 1995, and 1994                         15
     Notes to Consolidated Financial Statements                      16-21
     Management's Responsibility for Financial Statements            22
     Report of Independent Public Accountants                        22

                                                                Page Number
                                                                  in 10-K
 2.  Financial Statement Schedules (included on pages
     S-1 of this Report):
     Report of Independent Public Accountants on Schedules           S-1
     Valuation and Qualifying  Accounts for the years ended
     March 31, 1996, 1995, and 1994 (Schedule II)                    S-2

    All other schedules have been omitted, since the required information is included in the consolidated financial statements, including the notes thereto, or the circumstances requiring inclusion of such schedules are not present.

    3. Exhibits

      3.1     -  Restated Certificate of Incorporation of the Registrant
                 (incorporated by reference to Form S-1 Registration Statement (File No. 33-35802) filed with the Commission on May 25, 1990).

      3.2     -  Certificate of Amendment of the Registrant  (incorporated by reference to Form 10-K filed with the  Commission  on June 24,
                 1991).

      3.3     -  Bylaws of the Registrant (incorporated by reference to Form S-1
                 Registration Statement (File No. 33-35802) filed with the Commission on May 25, 1990).

      4.1     -  Articles IV, V, VI, VIII,  IX, X and XI of the  Registrant's
                 Restated Certificate of Incorporation, as amended (included in Exhibit 3.1 and Exhibit 3.2).

      4.2     -  Articles I, II, V and VII of the Registrant's Bylaws (included in Exhibit 3.3).

     10.1     -  Articles of Lease dated April 15, 1975 between Balkop
                 Properties Corp., as landlord, and Koppers Company, Inc., and Assignment of Lease dated June 20, 1989 to Registrant, as assignee, and Beazer Materials and Services, Inc., as assignor (incorporated by reference to Form S-1 Registration Statement (File No. 33-35802) filed with the Commission on May 25, 1990).

     10.2     -  The Registrant's Retirement Plan, as amended (incorporated by reference  to Form 10-K filed with the  Commission  on June 28,
                 1995).

     10.2(a)  -  First   Amendment,   dated   December  28,  1995,   to  the
                 Registrant's Retirement Plan, as amended, filed herewith.

     10.2(b)  -  Second   Amendment,   dated   December  28,  1995,  to  the
                 Registrant's Retirement Plan, as amended, filed herewith.

     10.3     -  The Registrant's  401(k) Retirement Savings Plan, as amended
                 (incorporated by reference to the Registrant's Form 10-K filed with the Commission on June 28, 1995).

     10.3(a)  -  First Amendment, dated December 28, 1995, to the Registrant's
                 401(k) Retirement Savings Plan, as amended, filed herewith.

     10.4     -  The  Registrant's  Employee  Stock Option  Plan,  as amended
                 (incorporated by reference to Form S-8 Registration Statement (File No. 33-38400) filed with the Commission on December 21,
                 1990).

     10.5     -  Environmental  Elements  Corporation  Supplemental  Pension
                 Agreement dated March 1, 1995,  between Registrant and Richard
                 E. Hug, filed herewith.

     10.6     -  Revolving  Credit  and  Letter  of Credit  Agreement  dated
                 November 24, 1993 between the Registrant and Mercantile-Safe Deposit & Trust Company (incorporated by reference to Form 10-Q filed with the Commission on February 14, 1994).

     10.6(a)  -  Waiver and  Amendment  dated May 26, 1994,  to the Revolving
                 Credit and Letter of Credit Agreement dated November 24, 1993 between the Registrant and Mercantile-Safe Deposit & Trust Company (incorporated by reference to Form 10-K filed with the Commission on June 29, 1994).

     10.6(b)  -  Extension Agreement dated November 18, 1994 to the Revolving
                 Credit and Letter of Credit Agreement dated November 23, 1993 between the Registrant and Mercantile-Safe Deposit & Trust Company (incorporated by reference to Form 10-K filed with the Commission on June 28, 1995).

     10.6(c)  -  Second  Amendment to  Revolving  Credit and Letter of Credit
                 Agreement, First Amendment to Line of Credit Promissory Note and Security Agreement, dated October 25, 1995 between the Registrant and Mercantile-Safe Deposit & Trust Company (incorporated by reference to Form 10-Q filed with the Commission on February 14, 1996).

     10.6(d)  -  Amendment to Revolving Credit and Letter of Credit Agreement
                 dated May 10, 1996 between the Registrant and Mercantile-Safe Deposit & Trust Company, filed herewith.

     10.7     -  License,  Cooperation and Supply Agreement dated May 5, 1988 between the Registrant and Komline-Sanderson Engineering Corporation (incorporated by reference to Form S-1
                 Registration Statement (File No. 33-35802) filed with the Commission on May 25, 1990).

     10.8     -  [OMITTED].

     10.9     -  Shareholders' Agreement dated February 2, 1990 by and among the
                 Registrant and certain shareholders of the Registrant
                 (incorporated by reference to Amendment   No. 1 to Form S-1
                 Registration Statement (File No. 33-35802) filed with the Commission on July 5, 1990).

     10.10    -  Employment Agreement dated March 29, 1996 between Registrant and Edward H. Verdery, filed herewith.

     10.11    -  Underwriting and Continuing Indemnity Agreement by and among
                 Reliance Insurance Company, United Pacific Insurance, and Planet Insurance Company and Registrant and certain of its subsidiaries dated as of February 8, 1991, (incorporated by reference to Form 10-K filed with the Commission on June 23, 1992).

     10.12    -  Agreement dated May 26, 1993 between the Registrant and Teco
                 Industries of Maryland, Inc. (incorporated by reference to Form 10-Q filed with the Commission on August 13, 1993).

     11       -  Statement re: Computation of Income per Share, filed herewith.

     13       -  A copy of the 1996 Annual Report to Shareholders is attached hereto. Such report, except for those portions thereof which are incorporated by reference in this Form 10-K, is furnished for the information of the Commission and is not deemed
                 "filed."

     21       -  Subsidiaries of the Registrant, filed herewith.

(b) No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           Environmental Elements Corporation
           (Registrant)

                  /s/ F. Bradford Smith
           -----------------------------------
           F. Bradford Smith
           Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    /s/ F. Bradford Smith                                     June 20, 1996
- - ---------------------------------------
F. Bradford Smith                                             Date
Chairman of the Board of Directors and
Chief Financial Officer (Principal Financial Officer)

    /s/ Edward H. Verdery                                     June 20, 1996
- - ---------------------------------------
Edward H. Verdery                                             Date
Director, President, and Chief Executive Officer

                                                              June   , 1996
- - ---------------------------------------
Richard E. Hug                                                Date
Director, Chairman Emeritus

                                                              June   , 1996
- - ---------------------------------------
John C. Nichols                                               Date
Director and Secretary

    /s/ Fred Hittman                                          June 20, 1996
- - ---------------------------------------
Fred Hittman                                                  Date
Director

    /s/ Russell R. Jones                                      June 20, 1996
- - ---------------------------------------
Russell R. Jones                                              Date
Director

    /s/ Raymond A. Mason                                      June 20, 1996
- - ---------------------------------------
Raymond A. Mason                                              Date
Director

    /s/ James E. Kyne                                         June 20, 1996
- - ---------------------------------------
James E. Kyne                                                 Date
Controller (Principal Accounting Officer)

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES



    To Environmental Elements Corporation:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Environmental Elements Corporation and subsidiaries' annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated May 10, 1996. Our audits were made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedules listed in the index above are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                            Arthur Andersen, LLP





Baltimore, Maryland,
May 10, 1996

                                                                     SCHEDULE II


                       ENVIRONMENTAL ELEMENTS CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED MARCH 31, 1996, 1995, AND 1994

                                                                                           Reserve for
                                                            Allowance for                 Discontinued
                                                          Doubtful Accounts                Operations
Balance, March 31, 1993                                   $      465,000                 $     355,000
Charged to profit and loss                                        60,000                            --
 (Deductions) additions                                          (23,000)                      (36,000)
                                                          ---------------               ---------------


Balance, March 31, 1994                                          502,000                       319,000
Charged (credited) to profit and loss                           (248,000)                           --
 (Deductions) additions                                           (4,000)                     (211,000)
                                                          ---------------               ---------------


Balance, March 31, 1995                                          250,000                       108,000
Charged (credited) to profit and loss                             46,000                            --
 (Deductions) additions                                               --                       (17,000)
                                                          ---------------               ---------------

Balance, March 31, 1996                                   $      296,000                 $      91,000
                                                          _______________               _______________

                                 EXHIBIT INDEX

      3.1     -  Restated Certificate of Incorporation of the Registrant
                 (incorporated by reference to Form S-1 Registration Statement (File No. 33-35802) filed with the Commission on May 25, 1990).

      3.2     -  Certificate of Amendment of the Registrant  (incorporated by reference to Form 10-K filed with the  Commission  on June 24,
                 1991).

      3.3     -  Bylaws of the Registrant (incorporated by reference to Form S-1
                 Registration Statement (File No. 33-35802) filed with the Commission on May 25, 1990).

      4.1     -  Articles IV, V, VI, VIII,  IX, X and XI of the  Registrant's
                 Restated Certificate of Incorporation, as amended (included in Exhibit 3.1 and Exhibit 3.2).

      4.2     -  Articles I, II, V and VII of the Registrant's Bylaws (included in Exhibit 3.3).

     10.1     -  Articles of Lease dated April 15, 1975 between Balkop
                 Properties Corp., as landlord, and Koppers Company, Inc., and Assignment of Lease dated June 20, 1989 to Registrant, as assignee, and Beazer Materials and Services, Inc., as assignor (incorporated by reference to Form S-1 Registration Statement (File No. 33-35802) filed with the Commission on May 25, 1990).

     10.2     -  The Registrant's Retirement Plan, as amended (incorporated by reference  to Form 10-K filed with the  Commission  on June 28,
                 1995).

     10.2(a)  -  First Amendment, dated December 28, 1995, to the Registrant's
                 Retirement Plan, as amended, filed herewith.

     10.2(b)  -  Second Amendment, dated December 28, 1995, to the Registrant's
                 Retirement Plan, as amended, filed herewith.

     10.3     -  The Registrant's  401(k) Retirement Savings Plan, as amended
                 (incorporated by reference to the Registrant's Form 10-K filed with the Commission on June 28, 1995).

     10.3(a)  -  First Amendment, dated December 28, 1995, to the Registrant's
                 401(k) Retirement Savings Plan, as amended, filed herewith.

     10.4     -  The  Registrant's  Employee  Stock Option  Plan,  as amended
                 (incorporated by reference to Form S-8 Registration Statement (File No. 33-38400) filed with the Commission on December 21,
                 1990).

     10.5     -  Environmental  Elements  Corporation  Supplemental  Pension
                 Agreement dated March 1, 1995,  between Registrant and Richard
                 E. Hug, filed herewith.

     10.6     -  Revolving  Credit  and  Letter  of Credit  Agreement  dated
                 November 24, 1993 between the Registrant and Mercantile-Safe Deposit & Trust Company (incorporated by reference to Form 10-Q filed with the Commission on February 14, 1994).

     10.6(a)  -  Waiver and  Amendment  dated May 26, 1994,  to the Revolving
                 Credit and Letter of Credit Agreement dated November 24, 1993 between the Registrant and Mercantile-Safe Deposit & Trust Company (incorporated by reference to Form 10-K filed with the Commission on June 29, 1994).

     10.6(b)  -  Extension Agreement dated November 18, 1994 to the Revolving
                 Credit and Letter of Credit Agreement dated November 23, 1993 between the Registrant and Mercantile-Safe Deposit & Trust Company (incorporated by reference to Form 10-K filed with the Commission on June 28, 1995).

     10.6(c)  -  Second  Amendment to  Revolving  Credit and Letter of Credit
                 Agreement, First Amendment to Line of Credit Promissory Note and Security Agreement, dated October 25, 1995 between the Registrant and Mercantile-Safe Deposit & Trust Company (incorporated by reference to Form 10-Q filed with the Commission on February 14, 1996).

     10.6(d)  -  Amendment to Revolving Credit and Letter of Credit Agreement
                 dated May 10, 1996 between the Registrant and Mercantile-Safe Deposit & Trust Company, filed herewith.

     10.7     -  License,  Cooperation and Supply Agreement dated May 5, 1988 between the Registrant and Komline-Sanderson Engineering Corporation (incorporated by reference to Form S-1
                 Registration Statement (File No. 33-35802) filed with the Commission on May 25, 1990).

     10.8     -  [OMITTED].

     10.9     -  Shareholders' Agreement dated February 2, 1990 by and among the
                 Registrant and certain shareholders of the Registrant
                 (incorporated by reference to Amendment   No. 1 to Form S-1
                 Registration Statement (File No. 33-35802) filed with the Commission on July 5, 1990).

     10.10    -  Employment Agreement dated March 29, 1996 between Registrant and Edward H. Verdery, filed herewith.

     10.11    -  Underwriting and Continuing Indemnity Agreement by and among
                 Reliance Insurance Company, United Pacific Insurance, and Planet Insurance Company and Registrant and certain of its subsidiaries dated as of February 8, 1991, (incorporated by reference to Form 10-K filed with the Commission on June 23, 1992).

     10.12    -  Agreement dated May 26, 1993 between the Registrant and Teco
                 Industries of Maryland, Inc. (incorporated by reference to form 10-Q filed with the Commission on August 13, 1993).

     11       -  Statement re: Computation of Income per Share, filed herewith.

     13       -  A copy of the 1996 Annual Report to Shareholders is attached hereto. Such report, except for those portions thereof which are incorporated by reference in this Form 10-K, is furnished for the information of the Commission and is not deemed
                 "filed."

     21       -  Subsidiaries of the Registrant, filed herewith.