Form 10-Q
period 1996-06-30
ENVIRONMENTAL ELEMENTS CORP
filed 1996-08-14
CIK 863893

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                         For the quarterly period ended

                                 June 30, 1996


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



                  YES     X                   NO



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

6,904,172 shares of common stock, $.01 par value per share, as of July 31, 1996.

                                   FORM 10-Q

                         For the Quarterly Period Ended

                                 June 30, 1996





    Part I:  Financial Information

    Item 1.    Financial Statements

               Consolidated Balance Sheets as of
                  June 30, 1996 and March 31, 1996 ................. 3

               Consolidated Statements of Operations for
                  the Three Months Ended June 30, 1996 and 1995 .... 4

               Consolidated Statements of Cash Flows for
                  the Three Months Ended June 30, 1996 and 1995 .... 5

               Notes to Consolidated Financial Statements .......... 6


    Item 2.    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..... 7


    Part II:  Other Information

    Item 6.    ..................................................... 8

PART I. FINANCIAL INFORMATION
Item I.  Financial Statements

              Environmental Elements Corporation and Subsidiaries
                          Consolidated Balance Sheets
                    As of  June 30, 1996 and March 31, 1996

                                                                           June 30,          March 31,
                                                                             1996              1996
                                                                          (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents ........................................    $  1,847,000     $  2,124,000
    Accounts and retainages receivable, net of allowance for doubtful
      accounts of $310,000 and $296,000, respectively.................      12,551,000       10,027,000
    Unbilled contract costs and fees..................................       7,373,000        4,825,000
    Inventories.......................................................       1,731,000        2,032,000
    Prepaid expenses and other current assets.........................       1,801,000        2,011,000
    Net current assets of discontinued operations.....................          64,000           64,000
        Total Current Assets..........................................      25,367,000       21,083,000

Property and equipment:
    Capital lease, building and improvements..........................       8,292,000        8,269,000
    Machinery, equipment, furniture and fixtures......................       6,548,000        6,527,000
                                                                            14,840,000       14,796,000
    Less - Accumulated depreciation and amortization..................       6,328,000        6,092,000
        Property and Equipment, Net...................................       8,512,000        8,704,000

Other assets..........................................................         431,000          392,000
        Total Assets..................................................    $ 34,310,000     $ 30,179,000

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
    Borrowings under line of credit...................................    $  4,523,000     $          0
    Accounts payable..................................................      12,179,000       12,186,000
    Billings in excess of contract costs and fees.....................       2,088,000        2,391,000
    Accrued payroll and related expenses .............................         469,000          675,000
    Accrued and other current liabilities.............................       1,904,000        1,883,000
    Deferred taxes....................................................         128,000          100,000
        Total Current Liabilities.....................................      21,291,000       17,235,000

Long-term capital lease obligation....................................       2,662,000        2,662,000
Deferred taxes........................................................         100,000          100,000
Other non-current liabilities.........................................         177,000          176,000
Net long-term liabilities of discontinued operations..................         153,000          155,000
Commitments and contingencies.........................................
        Total Liabilities.............................................      24,383,000       20,328,000
Stockholders' investment:
    Common stock......................................................          69,000           69,000
    Paid-in capital...................................................      27,763,000       27,763,000
    Cumulative translation adjustment.................................        (115,000)        (136,000)
    Retained deficit..................................................      (17,709,000)    (17,738,000)
    Treasury stock, at cost...........................................         (81,000)        (107,000)
        Total Stockholders' Investment................................       9,927,000        9,851,000

        Total Liabilities and Stockholders' Investment................    $ 34,310,000     $ 30,179,000

        The accompanying notes are an integral part of these statements.

              Environmental Elements Corporation and Subsidiaries
                     Consolidated Statements of Operations
               For the three months ended June 30, 1996 and 1995
                                  (Unaudited)

                                                                    1996          1995
Sales                                                           $13,973,000     $18,695,000
Cost of sales                                                    11,797,000      16,901,000
                                                                -----------     -----------
Gross Profit                                                      2,176,000       1,794,000
Selling, general and administrative expenses                      1,978,000       2,648,000
                                                                -----------     -----------
Operating Income (Loss)                                             198,000        (854,000)
Interest and other expense, net of income                          (153,000)       (105,000)
                                                                -----------     -----------
Income (Loss) from Continuing Operations
before Income Taxes                                                  45,000        (959,000)
Provision for income taxes                                              --             --
                                                                -----------     -----------
Income (Loss) from Continuing Operations                             45,000        (959,000)
Gain on disposal of discontinued operations, net                        --          350,000
                                                                -----------     -----------
Net Income (Loss)                                               $    45,000     $  (609,000)
                                                                ===========     ===========
Per share of common stock and common stock equivalents:
Income (Loss) from continuing operations                        $      0.01     $     (0.14)
Gain on disposal of discontinued operations                             --             0.05
                                                                -----------     -----------
Net Income (Loss)                                               $      0.01     $     (0.09)
                                                                ===========     ===========


        The accompanying notes are an integral part of these statements.

              Environmental Elements Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
               For the Three Months Ended June 30, 1996 and 1995

                                  (Unaudited)

                                                                             1996          1995
Cash flows from operating activities:
Net income (loss)                                                           $45,000     $(609,000)
Non-cash items:
Depreciation and amortization                                               236,000       351,000
Gain on disposal of discontinued operations, net                                --       (350,000)
Stock contribution to savings plan                                           10,000        15,000
(Increase) decrease in accounts and retainages receivable, net           (2,524,000)    3,807,000
(Increase) decrease in unbilled contract costs and fees                  (2,548,000)    2,251,000
(Increase) decrease in inventories                                          301,000      (107,000)
Decrease in prepaid expenses and other current assets                       210,000        94,000
Decrease in accounts payable                                                 (7,000)   (5,363,000)
Increase (decrease) in billings in excess of contract costs and fees       (303,000)    1,541,000
Decrease in accrued payroll and related expenses                           (206,000)     (643,000)
Increase (decrease) in accrued and other current liabilities                 49,000    (1,230,000)
Increase in net assets of discontinued operations                            (2,000)     (197,000)
Increase (decrease) in other non-current liabilities                          1,000        (3,000)
                                                                         ----------    ----------
Net Cash Flows Used in Operating Activities                              (4,738,000)     (443,000)
                                                                         ----------    ----------
Cash flows from investing activities:
Increase  in short-term investments                                             --        (34,000)
Purchases of property and equipment                                         (44,000)     (325,000)
Increase  in other assets                                                   (39,000)      (35,000)
Proceeds from disposal of discontinued operations                               --        350,000
                                                                         ----------    ----------
Net Cash Flows Used in Investing Activities                                 (83,000)      (44,000)
                                                                         ----------    ----------
Cash flows from financing activities:
Increase in borrowings under line of credit                               4,523,000       640,000
Change in cumulative translation adjustment                                  21,000       (12,000)
                                                                         ----------    ----------
Net Cash Flows Provided by Financing Activities                           4,544,000       628,000
                                                                         ----------    ----------
Net Increase (Decrease) in Cash and Cash Equivalents                       (277,000)      141,000
Cash and cash equivalents, beginning of period                            2,124,000     3,748,000
                                                                         ----------    ----------
Cash and cash equivalents, end of period                                 $1,847,000    $3,889,000
                                                                         ==========    ==========



The accompanying notes are an integral part of these statements

              Environmental Elements Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements




1.  Financial Information:

    The interim consolidated financial statements included herein for Environmental Elements Corporation and Subsidiaries (the Company) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the interim financial data presented herein include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Results for interim periods are not necessarily indicative of results to be expected for the full year.

2.  Per Share Data:

    Per share data has been presented on a fully diluted basis and is based upon the combined weighted average number of shares of common stock outstanding during each quarter. The weighted average number of shares used in the computations of income per share for each of the quarters ended June 30, 1996 and 1995 totaled 6,907,000 and 6,865,000, respectively.

3.  Inventories:

    Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist principally of purchased parts held for use in contracts and as spare parts.


4.  Supplemental Cash Flow Information:

    In non-cash financing transactions during the quarter ended June 30, 1995, the Company issued 5,428 treasury shares of its common stock as matching contributions under its 401k savings plan. As a result of this issuance, retained earnings decreased $12,000 during the quarter ended June 30, 1995. The Company's shares in treasury are intended to be used for matching shares in the Company's 401k savings plan and for employee stock options. There were no issuances of shares in the quarter ended June 30, 1996.

    Amounts paid in cash for interest during the quarters ended June 30, 1996 and 1995 were $89,000 and $43,000, respectively. Amounts paid for income taxes in the quarters ended June 30, 1996 and 1995 were $4,000 and $124,000, respectively.

5.  Reclassifications:

    Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation.

    Item 2                              Management's Discussion and Analysis


    The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report and the audited Financial Statements and Management's Discussion and Analysis contained in the Company's Form 10-K for the fiscal year ended March 31, 1996.

    Results of Operations

    The following table sets forth the percentage relationships to sales of selected items in the Company's consolidated statements of operations (unaudited) for the periods indicated:

                                                             Three Months Ended
                                                                   June 30,

                                                             1996        1995
                                                            ------      ------
      Sales..............................................    100.0%      100.0%
      Cost of sales......................................     84.4        90.4
                                                             -----       -----
          Gross Profit...................................     15.6         9.6

    Selling, general and administrative expenses.........     14.2        14.2
                                                             -----       -----
          Operating Income (Loss)........................      1.4%       (4.6%)
                                                             =====       =====


    Three Months Ended June 30, 1996 Compared to
    Three Months Ended June 30, 1995

    Sales decreased 25% or $4,722,000 to $13,973,000 from $18,695,000 due primarily to inclusion in 1995 sales of direct hire construction activities, a business segment the Company substantially exited in late fiscal 1996.

    Cost of sales decreased 30% or $5,104,000 to $11,797,000 from $16,901,000.
    The decrease in cost of sales as a percentage of sales resulted primarily from elimination of low margin direct hire construction activities and to improved execution margins.


    Selling, general and administrative expenses decreased 25% or $670,000 to $1,978,000 from $2,648,000 primarily as a result of the Company's restructuring in the third quarter of fiscal 1996 and the resultant reductions in business costs. Selling, general and administrative expenses as a percentage of sales remained constant at 14.2%, despite the 25% decrease in sales.

    There was no provision for income taxes in either quarter.

    The fiscal 1995 gain on disposal of discontinued operations of $350,000 was due primarily to collection of a contingent purchase price payment related to the prior sale of the Company's Water Treatment Privatization Project.


    Liquidity and Capital Resources


    Net cash flow used in operations in the current year was primarily the result of an increase in the working capital required by contracts in process. Historically, the Company has required minimal investment in operating working capital (excludes cash, short-term investments and notes payable), but it does experience fluctuations in working capital required depending upon the stage of completion of various contracts and related payment terms negotiated as a part of the overall original contract's terms and conditions.

    The Company believes it has liquidity and capital resources sufficient to maintain its business for the foreseeable future because its balance sheet continues to be liquid, no significant capital expenditures are required, historically the Company has required a minimal investment in operating working capital, significant bank borrowings are not regularly relied upon in the ordinary course of business, and the Company believes it would be able to obtain modifications to its banking arrangements should such become necessary or desirable.

Part II.  Other Information

Item 6.      Exhibits and Reports on Form 8-K

             (b) No reports on Form 8-K were filed during the quarter ended June
                 30, 1996.

                                   Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ENVIRONMENTAL ELEMENTS CORPORATION
                                                        (Registrant)


                                            /s/ F. Bradford Smith
                                            F. Bradford Smith
                                            Chairman of the Board
                                            Chief Financial Officer
    Date: August 14, 1996