Form 10-Q
period 1996-09-30
ENVIRONMENTAL ELEMENTS CORP
filed 1996-11-14
CIK 863893

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                         For the quarterly period ended

                               September 30, 1996


                         Commission File Number 1-10955



                       ENVIRONMENTAL ELEMENTS CORPORATION
             (Exact name of registrant as specified in its charter)



            DELAWARE                                     52-1303748

  (State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                    Identification No.)



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

6,913,267 shares of common stock, $.01 par value per share, as of October 31, 1996.

                       ENVIRONMENTAL ELEMENTS CORPORATION

                                    FORM 10-Q

                         FOR THE QUARTERLY PERIOD ENDED

                               SEPTEMBER 30, 1996





    PART I:  FINANCIAL INFORMATION

    Item 1.    Financial Statements

               Consolidated Balance Sheets as of
                  September 30, 1996 and March 31, 1996 .................... 3

               Consolidated Statements of Operations for
                  the Periods Ended September 30, 1996 and 1995 ............ 4

               Consolidated Statements of Cash Flows for
                  the Six Months Ended September 30, 1996 and 1995 ......... 5

               Notes to Consolidated Financial Statements .................. 6


    Item 2.    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations............. 8


    PART II:  OTHER INFORMATION
    Item 4.       .......................................................... 10

    Item 6.    ............................................................. 10

PART I. FINANCIAL INFORMATION
Item I.  Financial Statements

              Environmental Elements Corporation and Subsidiaries
                          Consolidated Balance Sheets
                  As of  September 30, 1996 and March 31, 1996

                                                                                           September 30,             March 31,
                                                                                               1996                    1996
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                            (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents ........................................................     $    662,000             $  2,124,000
    Accounts and retainages receivable, net of allowance for doubtful
      accounts of $322,000 and $296,000, respectively.................................        9,468,000               10,027,000
    Unbilled contract costs and fees..................................................        5,209,000                4,825,000
    Inventories.......................................................................        1,348,000                2,032,000
    Prepaid expenses and other current assets.........................................        1,871,000                2,011,000
    Net current assets of discontinued operations.....................................                -                   64,000
                                                                                             ----------               ----------
        Total Current Assets..........................................................       18,558,000               21,083,000
                                                                                             ----------               ----------
Property and equipment:
    Capital lease, building and improvements..........................................        8,314,000                8,269,000
    Machinery, equipment, furniture and fixtures......................................        6,559,000                6,527,000
                                                                                             ----------               ----------
                                                                                             14,873,000               14,796,000
    Less - Accumulated depreciation and amortization..................................        6,517,000                6,092,000
                                                                                             ----------               ----------
        Property and Equipment, Net...................................................        8,356,000                8,704,000

Other assets..........................................................................          387,000                  392,000
                                                                                             ----------               ----------
        Total Assets..................................................................     $ 27,301,000             $ 30,179,000
                                                                                             ==========               ==========
LIABILITIES AND SHAREHOLDERS INVESTMENT
Current liabilities:
    Accounts payable..................................................................     $ 10,151,000             $ 12,186,000
    Billings in excess of contract costs and fees.....................................        2,015,000                2,391,000
    Accrued payroll and related expenses .............................................          476,000                  675,000
    Accrued and other current liabilities.............................................        2,181,000                1,883,000
    Deferred taxes....................................................................          128,000                  100,000
    Net current liabilities of discontinued operations................................           90,000                        -
                                                                                             ----------               ----------
        Total Current Liabilities.....................................................       15,041,000               17,235,000

Long-term capital lease obligation....................................................        2,558,000                2,662,000
Deferred taxes........................................................................          100,000                  100,000
Other non-current liabilities.........................................................          179,000                  176,000
Net long-term liabilities of discontinued operations..................................          153,000                  155,000
Commitments and contingencies.........................................................
                                                                                             ----------               ----------
        Total Liabilities.............................................................       18,031,000               20,328,000
                                                                                             ----------               ----------
Shareholders investment:
    Common stock......................................................................           69,000                   69,000
    Paid-in capital...................................................................       27,763,000               27,763,000
    Cumulative translation adjustment.................................................         (143,000)                (136,000)
    Retained deficit..................................................................      (18,369,000)             (17,738,000)
    Treasury stock, at cost...........................................................          (50,000)                (107,000)
                                                                                            -----------              -----------
        Total Shareholders Investment.................................................        9,270,000                9,851,000
                                                                                            -----------              -----------

        Total Liabilities and Shareholders Investment.................................     $ 27,301,000             $ 30,179,000
                                                                                            ===========              ===========

        The accompanying notes are an integral part of these statements

              Environmental Elements Corporation and Subsidiaries
                     Consolidated Statements of Operations
               For the Periods Ended September 30, 1996 and 1995
                                  (Unaudited)

                                                           Three Months Ended                        Six Months Ended
                                                              September 30,                            September 30,
-----------------------------------------------------------------------------------------------------------------------------
                                                       1996                 1995                1996                1995
-----------------------------------------------------------------------------------------------------------------------------
Sales..........................................   $ 11,784,000          $ 16,085,000        $ 25,757,000        $ 34,780,000
Cost of sales..................................     10,344,000            14,680,000          22,079,000          31,581,000
                                               ---------------        --------------      --------------      --------------
        Gross Profit...........................      1,440,000             1,405,000           3,678,000           3,199,000

Selling, general and administrative expenses...      1,943,000             2,674,000           3,983,000           5,322,000
Restructuring charge...........................              -               950,000                   -             950,000
                                               ---------------        --------------      --------------      --------------
                                                     1,943,000             3,624,000           3,983,000           6,272,000
                                               ---------------        --------------      --------------      --------------

        Operating Loss.........................       (503,000)           (2,219,000)           (305,000)         (3,073,000)

Interest and other expense, net of income......       (139,000)              (34,000)           (292,000)           (139,000)
                                               ---------------        --------------      --------------      --------------
        Loss from Continuing Operations
           before Income Taxes.................       (642,000)           (2,253,000)           (597,000)         (3,212,000)

Provision for income taxes.....................              0                     0                   0                   0
                                               ---------------        --------------      --------------      --------------
        Loss from Continuing Operations........       (642,000)           (2,253,000)           (597,000)         (3,212,000)

Gain on disposal of discontinued
  operations, net..............................              -                 1,000                   -             351,000
                                               ---------------        --------------      --------------      --------------

        Net Loss...............................$      (642,000)       $   (2,252,000)     $     (597,000)     $   (2,861,000)
                                               ===============        ==============      ==============      ==============


Per share of common stock and
  common stock equivalents:
    Loss from continuing operations............$         (0.09)       $        (0.33)     $        (0.09)     $        (0.47)
    Income from discontinued operations........           0.00                  0.00                0.00                0.05
                                               ---------------        --------------      --------------      --------------
        Net Loss...............................$         (0.09)       $        (0.33)     $        (0.09)     $        (0.42)
                                               ---------------        --------------      --------------      --------------

        The accompanying notes are an integral part of these statements

              Environmental Elements Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
              For the Six Months Ended September 30, 1996 and 1995
                                  (Unaudited)


-----------------------------------------------------------------------------------------------------------------------------------
                                                                                        1996                           1995
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net loss.....................................................................  $   (597,000)                 $   (2,861,000)
    Non-cash items:
        Depreciation and amortization............................................       425,000                         639,000
        Gain on disposal of discontinued operations, net.........................             -                        (351,000)
        Stock contribution to savings plan.......................................        23,000                          43,000
    Decrease in accounts and retainages receivable, net..........................       559,000                       6,043,000
    (Increase) decrease in unbilled contract costs and fees......................      (384,000)                      3,113,000
    Decrease in inventories......................................................       684,000                         140,000
    (Increase) decrease in prepaid expenses and other current assets.............       140,000                        (711,000)
    Decrease in accounts payable.................................................    (2,035,000)                     (6,353,000)
    Increase (decrease) in billings in excess of contract costs and fees.........      (376,000)                         391,000
    Increase  in deferred taxes..................................................        28,000                               -
    Decrease in accrued payroll and related expenses.............................      (199,000)                       (518,000)
    Increase (decrease) in accrued and other current liabilities.................       298,000                      (1,015,000)
    (Increase) decrease in net assets of discontinued operations.................       152,000                         (25,000)
    Increase (decrease) in other non-current liabilities.........................         3,000                          (9,000)
                                                                                    -----------                   -------------
        Net Cash Flows Used in Operating Activities                                  (1,279,000)                     (1,474,000)

Cash flows from investing activities:
    Decrease in short-term investments...........................................             -                          56,000
    Purchases of property and equipment..........................................       (77,000)                       (615,000)
    (Increase) decrease in other assets..........................................         5,000                         (15,000)
    Proceeds from disposal of discontinued operations............................             -                         351,000
                                                                                    -----------                   -------------
        Net Cash Flows Used in Investing Activities                                     (72,000)                       (223,000)
                                                                                    -----------                   -------------
Cash flows from financing activities:
    Increase in borrowings under line of credit..................................             -                         680,000
    Change in cumulative translation adjustment..................................        (7,000)                        (56,000)
    Payments under capital lease obligation......................................      (104,000)                        (96,000)
                                                                                    -----------                   -------------
        Net Cash Flows Provided by (Used in) Financing Activities                      (111,000)                        528,000
                                                                                    -----------                   -------------
        Net Decrease in Cash and Cash Equivalents                                    (1,462,000)                     (1,169,000)

Cash and cash equivalents, beginning of period...................................     2,124,000                       3,748,000
                                                                                    -----------                   -------------
Cash and cash equivalents, end of period.........................................   $   662,000                   $   2,579,000
                                                                                    ===========                   =============

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

2.  PER SHARE DATA:

    Per share data has been presented on a fully diluted basis and is based upon the combined weighted average number of shares of common stock outstanding during each quarter. The weighted average number of shares used in the computations of per share data for the quarters ended September 30, 1996 and 1995 totaled 6,917,000 and 6,874,000, respectively. The weighted average number of shares used in the computations of per share data for the six months ended September 30, 1996 and 1995 totaled 6,912,000 and 6,870,000, respectively.

3.  INVENTORIES:

    Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist principally of purchased parts held for use in contracts and as spare parts.


4.  SUPPLEMENTAL CASH FLOW INFORMATION:

    In non-cash financing transactions during the six months ended September 30, 1996 and 1995, the Company issued 10,945 and 15,337 treasury shares, respectively, of its common stock as matching contributions under its 401k savings plan. As a result of this issuance, retained earnings decreased $34,000 and $35,000 during the six months ended September 30, 1996 and 1995, respectively. The Company's shares in treasury are intended to be used for matching shares in the Company's 401k savings plan and for employee stock options.

    Amounts paid in cash for interest during the six months ended September 30, 1996 and 1995 were $211,000 and $212,000, respectively. Amounts paid for income taxes in the six months ended September 30, 1996 and 1995 were $12,000 and $138,000 respectively.

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

    RESULTS OF OPERATIONS

    The following table sets forth the percentage relationships to sales of selected items in the Company's consolidated statements of operations (unaudited) for the periods indicated:

                                                                  Three Months Ended          Six Months Ended
                                                                    September 30,              September 30,
                                                                  1996          1995         1996         1995
                                                                  ----          ----         ----         ----

      Sales............................................           100.0%        100.0%        100.0%      100.0%
      Cost of Sales....................................            87.8          91.3          85.7        90.8
                                                                   ----          ----          ----        ----

             Gross Profit..............................            12.2           8.7          14.3         9.2

      Selling, general and administrative expenses.....            16.5          16.6          15.5        15.3
      Restructuring charge.............................             -             5.9           -           2.7
                                                                   ----          ----          ----        ----

             Operating Loss............................            (4.3%)       (13.8%)        (1.2%)      (8.8%)
                                                                   ----         -----          ----        ----

    THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO
    THREE MONTHS ENDED  SEPTEMBER 30, 1995

    Sales  decreased 27% or $4,301,000 to  $11,784,000  from  $16,085,000.  This decrease in sales reflects contract booking activity, mix, job progress and inclusion, in 1995, sales of direct hire construction activities, a business segment the Company substantially exited in late fiscal 1996.

    Cost of sales decreased 30% or $4,336,000 to $10,344,000  from  $14,680,000.
    The decrease in cost of sales as a percentage of sales resulted primarily from elimination of low margin direct hire construction activities and to improved execution margins.

    Selling, general and administrative expenses decreased 27% or $731,000 to $1,943,000 from $2,674,000 primarily as a result of the Company's restructuring in the third quarter of fiscal 1996 and the resultant reductions in business costs. Selling, general and administrative expenses as a percentage of sales remained essentially constant due to the decrease in expenses and sales.

    During the quarter ended September 30, 1995, the Company took a series of actions which included the relocation of its aftermarket operations from Jeffersonville, Indiana to its office in Baltimore, the de-emphasis of direct hire fabrication and construction activities and a corresponding emphasis on its aftermarket parts, services and materials businesses, and the closing of its office in the United Kingdom. The Company recorded a charge of $950,000 in the quarter ended September 30, 1995 representing the cost of these actions.

    Interest and other expense, net of income, increased $105,000. The net increase is primarily a result of an increase in interest expense and a decrease in interest income as a result of a decrease in cash available for investment.

    There was no provision for income taxes in either quarter reported.

    SIX MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO
    SIX MONTHS ENDED SEPTEMBER 30, 1995

    Sales  decreased 26% or  $9,023,000  to  $25,757,000  from  $34,780,000  due primarily to booking activity, job progress and inclusion, in 1995, sales of direct hire construction activities, a business segment the Company substantially exited in late fiscal 1996.

    Cost of sales decreased 30% or $9,502,000 to $22,079,000  from  $31,581,000, primarily as a result of the sales decrease. The decrease in cost of sales as a percentage of sales resulted primarily from elimination of low margin direct hire construction activities and to improved execution margins.

    Selling, general and administrative expenses decreased 25% or $1,399,000 to $3,983,000 from $5,322,000 primarily as a result of the Company's restructuring in the third quarter of fiscal 1996 and the resultant reductions in business costs. Selling, general and administrative expenses as a percentage of sales remained essentially constant due to the decrease in expenses and sales.


    Interest and other expense, net of income, increased $153,000. The net increase is primarily a result of an increase in interest expense and a decrease in interest income as a result of a decrease in cash available for investment.


    There was no provision for income taxes in either period reported.

    The fiscal 1995 gain on disposal of discontinued operations of $351,000 was due primarily to collection of a contingent purchase price related to the prior sale of the Company's Water Treatment Privatization Project.

    LIQUIDITY AND CAPITAL RESOURCES


    Net cash flow used in operations in the current year was primarily the result of an increase in the working capital required by contracts in process. Historically, the Company has required minimal investment in operating working capital (excludes cash, short-term investments and notes payable), but it does experience fluctuations in working capital required depending upon the stage of completion of various contracts and related payment and terms negotiated as a part of the overall original contract's terms and conditions.

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



                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The following matters were submitted to a vote of securities holders at the Annual Meeting of Stockholders held on August 2, 1996:

         (a) The stockholders ratified the selection of Arthur Andersen LLP to serve as independent public accountants of the Company for the fiscal year ending March 31, 1997. The matter was approved by a vote of 5,939,946 for, 20,056 against and 15,759 abstaining.

         (b) The stockholders elected F Bradford Smith (5,900,251 for and 74,620 withheld) as a Class III director for a three year term expiring at the 1999 Annual Meeting or until his successor is duly elected and qualified. The names of all other directors whose term of office as a director continued after the meeting are as follows: Richard E. Hug, Edward H. Verdery, Russell R. Jones , Fred Hittman, and John C. Nichols.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ENVIRONMENTAL ELEMENTS CORPORATION
                                              (Registrant)


                                   /s/ F. B. Smith
                                   F. B. Smith
                                   Chairman of the Board and
                                     Chief Financial Officer
Date: November 14, 1996