Form 10-Q
period 1996-12-31
ENVIRONMENTAL ELEMENTS CORP
filed 1997-02-14
CIK 863893

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

                         For the quarterly period ended

                               December 31, 1996


                         Commission File Number 1-10955



                       ENVIRONMENTAL ELEMENTS CORPORATION
             (Exact name of registrant as specified in its charter)



            DELAWARE                             52-1303748
  (State or other jurisdiction        (I.R.S. Employer Identification No.)
of incorporation or organization)



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

6,941,170 shares of common stock, $.01 par value per share, as of January 31, 1997.

                       ENVIRONMENTAL ELEMENTS CORPORATION

                                   FORM 10-Q

                         FOR THE QUARTERLY PERIOD ENDED

                               DECEMBER 31, 1996





    PART I:  FINANCIAL INFORMATION

    Item 1.    Financial Statements

               Consolidated Balance Sheets as of
                  December 31, 1996 and March 31, 1996 ................... 3

               Consolidated Statements of Operations for
                  the Periods Ended December 31, 1996 and 1995 ........... 4

               Consolidated Statements of Cash Flows for
                  the Nine Months Ended December 31, 1996 and 1995 ....... 5

               Notes to Consolidated Financial Statements ................ 6


    Item 2.    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations........... 8


    PART II:  OTHER INFORMATION

    Item 6.   ........................................................... 11



    Certain of the statements included in this Form 10-Q are forward-looking statements. These statements involve risks and uncertainties that could cause the actual results to differ from those expressed or implied by such statements. These factors include loss of new orders, increased competition, changes in environmental regulations, and other factors, including but not limited to, continued operating losses, further declines in markets for the Company's products and services, and insufficient capital resources. Information on factors that could affect the Company's financial results are set forth in the Company's filings with the Securities and Exchange Commission including the report on Form 10-K for the Company's fiscal year ended March 31, 1996.

PART I. FINANCIAL INFORMATION

Item I.  Financial Statements

              Environmental Elements Corporation and Subsidiaries
                          Consolidated Balance Sheets
                  As of  December 31, 1996 and March 31, 1996

                                                                       December 31,     March 31,
                                                                          1996            1996
                                                                       (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents ........................................ $  1,153,000   $  2,124,000
    Accounts and retainages receivable, net of allowance for doubtful
      accounts of $125,000 and $296,000, respectively.................    9,780,000     10,027,000
    Unbilled contract costs and fees..................................    5,375,000      4,825,000
    Inventories.......................................................    1,105,000      1,451,000
    Prepaid expenses and other current assets.........................    1,918,000      2,011,000
    Net current assets of discontinued operations.....................           --         64,000
                                                                       ____________   ____________
        Total Current Assets..........................................   19,331,000     20,502,000
                                                                       ____________   ____________
Property and equipment:
    Capital lease, building and improvements..........................    8,238,000      8,269,000
    Machinery, equipment, furniture and fixtures......................    3,703,000      6,527,000
                                                                       ____________   ____________
                                                                         11,941,000     14,796,000
    Less - Accumulated depreciation and amortization..................    4,055,000      6,092,000
                                                                       ____________   ____________
        Property and Equipment, Net...................................    7,886,000      8,704,000

Other assets..........................................................      981,000        973,000
                                                                       ____________   ____________
        Total Assets.................................................. $ 28,198,000   $ 30,179,000
                                                                       ____________   ____________
LIABILITIES AND SHAREHOLDERS' INVESTMENT Current liabilities:
    Borrowings under line of credit................................... $  5,500,000   $         --
    Accounts payable..................................................    8,297,000     12,186,000
    Billings in excess of contract costs and fees.....................    2,443,000      2,391,000
    Accrued payroll and related expenses .............................      489,000        675,000
    Accrued and other current liabilities.............................    2,365,000      1,883,000
    Deferred taxes....................................................      100,000        100,000
                                                                       ____________   ____________
        Total Current Liabilities.....................................   19,194,000     17,235,000
Long-term capital lease obligation....................................    2,558,000      2,662,000
Deferred taxes........................................................      100,000        100,000
Other non-current liabilities.........................................      237,000        176,000
Net long-term liabilities of discontinued operations..................      154,000        155,000
Commitments and contingencies
                                                                       ____________   ____________
        Total Liabilities.............................................   22,243,000     20,328,000
                                                                       ____________   ____________
Shareholders' investment:
    Common stock......................................................       69,000         69,000
    Paid-in capital...................................................   27,811,000     27,763,000
    Cumulative translation adjustment.................................      (56,000)      (136,000)
    Retained deficit..................................................  (21,861,000)   (17,738,000)
    Treasury stock, at cost...........................................       (8,000)      (107,000)
                                                                       ____________   ____________
        Total Shareholders' Investment................................    5,955,000      9,851,000
                                                                       ____________   ____________
        Total Liabilities and Shareholders' Investment................ $ 28,198,000   $ 30,179,000
                                                                       ============   ============

        The accompanying notes are an integral part of these statements

              Environmental Elements Corporation and Subsidiaries
                     Consolidated Statements of Operations
                For the Periods Ended December 31, 1996 and 1995
                                  (Unaudited)

                                                                 Three Months Ended             Nine Months Ended
                                                                    December 31,                    December 31,
                                                                1996            1995            1996            1995
Sales.....................................................  $10,062,000     $12,830,000     $35,819,000     $47,610,000
Cost of sales.............................................    9,206,000      10,896,000      31,285,000      42,477,000
                                                            ___________     ___________     ___________     ___________
        Gross Profit......................................      856,000       1,934,000       4,534,000       5,133,000
                                                            ___________     ___________     ___________     ___________
Selling, general and administrative expenses..............    1,927,000       2,046,000       5,910,000       7,368,000
Restructuring charge......................................    2,215,000              --       2,215,000         950,000
                                                            ___________     ___________     ___________     ___________
                                                              4,142,000       2,046,000       8,125,000       8,318,000
                                                            ___________     ___________     ___________     ___________
        Operating Loss....................................   (3,286,000)       (112,000)     (3,591,000)     (3,185,000)

Interest and other expense, net of income.................     (183,000)        (94,000)       (475,000)       (233,000)
                                                            ___________     ___________     ___________     ___________
        Loss from Continuing Operations
           before Income Taxes............................   (3,469,000)       (206,000)     (4,066,000)     (3,418,000)

Provision for income taxes................................           --              --              --              --
                                                            ___________     ___________     ___________     ___________
        Loss from Continuing Operations...................   (3,469,000)       (206,000)     (4,066,000)     (3,418,000)

Gain on disposal of discontinued
  operations, net.........................................           --              --              --         351,000
                                                            ___________     ___________     ___________     ___________
        Net Loss..........................................  $(3,469,000)    $  (206,000)    $(4,066,000)    $(3,067,000)
                                                            ___________     ___________     ___________     ___________
Per share of common stock and common stock equivalents:
    Loss from continuing operations.......................  $     (0.50)    $     (0.03)    $     (0.59)    $     (0.50)
    Income from discontinued operations...................         0.00            0.00            0.00            0.05
                                                            ___________     ___________     ___________     ___________
        Net Loss..........................................  $     (0.50)    $     (0.03)    $     (0.59)    $     (0.45)
                                                            ===========     ===========     ===========     ===========

        The accompanying notes are an integral part of these statements

              Environmental Elements Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
              For the Nine Months Ended December 31, 1996 and 1995
                                  (Unaudited)

                                                                               1996            1995
Cash flows from operating activities:
    Net loss...........................................................   $(4,066,000)     $(3,067,000)
    Non-cash items:
        Depreciation and amortization..................................       571,000          920,000
        Gain on disposal of discontinued operations, net...............            --         (351,000)
        Loss on disposal of assets.....................................       575,000               --
        Stock contribution to savings plan.............................        42,000           64,000
    Decrease in accounts and retainages receivable, net................       247,000        7,693,000
    (Increase) decrease in unbilled contract costs and fees............      (550,000)       3,900,000
    Decrease in inventories............................................       346,000          258,000
    (Increase) decrease in prepaid expenses and other current assets...        93,000         (443,000)
    Decrease in accounts payable.......................................    (3,889,000)      (9,733,000)
    Increase in billings in excess of contract costs and fees..........        52,000        1,065,000
    Decrease in accrued payroll and related expenses...................      (186,000)        (714,000)
    Increase (decrease) in accrued and other current liabilities.......       482,000       (1,497,000)
    Decrease in net assets of discontinued operations..................        63,000          305,000
    Increase (decrease) in other non-current liabilities...............        61,000           (3,000)
                                                                          ___________      ___________
        Net Cash Flows Used in Operating Activities....................    (6,159,000)      (1,603,000)
                                                                          ___________      ___________
Cash flows from investing activities:
    Decrease in short-term investments.................................            --        2,047,000
    Additions to property and equipment................................      (328,000)        (681,000)
    Increase in other assets...........................................        (8,000)         (14,000)
    Proceeds from disposal of discontinued operations..................            --          351,000
                                                                          ___________      ___________
        Net Cash Flows Used in Investing Activities....................      (336,000)       1,703,000
                                                                          ___________      ___________
Cash flows from financing activities:
    Increase (decrease) in borrowings under line of credit.............     5,500,000         (865,000)
    Change in cumulative translation adjustment........................        80,000           33,000
    Payments under capital lease obligation............................      (104,000)         (96,000)
    Issuance of common stock...........................................        48,000               --
                                                                          ___________      ___________
        Net Cash Flows Provided by (Used in) Financing Activities           5,524,000         (928,000)
                                                                          ___________      ___________
        Net Decrease in Cash and Cash Equivalents                            (971,000)        (828,000)

Cash and cash equivalents, beginning of period.........................     2,124,000)       3,748,000
                                                                          ___________      ___________
Cash and cash equivalents, end of period...............................   $ 1,153,000      $ 2,920,000
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

2.  PER SHARE DATA:

    Per share data has been presented on a fully diluted basis and is based upon the combined weighted average number of shares of common stock outstanding during each quarter. The weighted average number of shares used in the computations of per share data for the quarters ended December 31, 1996 and 1995 totaled 6,924,000 and 6,884,000, respectively. The weighted average number of shares used in the computations of per share data for the nine months ended December 31, 1996 and 1995 totaled 6,913,000 and 6,875,000, respectively.

3.  INVENTORIES:

    Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist principally of purchased parts held for use in contracts and as spare parts.


4.  SUPPLEMENTAL CASH FLOW INFORMATION:

    In non-cash financing transactions during the nine months ended December 31, 1996 and 1995, the Company issued 16,260 and 25,565 treasury shares, respectively, of its common stock as matching contributions under its 401k savings plan. As a result of this issuance, retained earnings decreased $57,000 and $65,000 during the nine months ended December 31, 1996 and 1995, respectively. The Company's shares in treasury are intended to be used for matching shares in the Company's 401k savings plan and for employee stock options.

    In December 1996 the Company issued 22,588 shares of common stock to its outside directors as payment of annual directors' fees.

    Amounts paid in cash for interest during the nine months ended December 31, 1996 and 1995 were $401,000 and $253,000, respectively. Amounts paid for income taxes in the nine months ended December 31, 1996 and 1995 were $12,000 and $138,000 respectively.

5.  RESTRUCTURING

    During the quarter ended September 30, 1995, the Company took a series of actions which included the relocation of its aftermarket operations from Jeffersonville, Indiana to its office in Baltimore, the de-emphasis of direct hire fabrication and construction activities and a corresponding emphasis on its aftermarket parts, services and materials businesses, and the closing of its office in the United Kingdom. During the quarter ended December 31, 1996, the Company identified costs associated with those matters of $2.2 million in excess of the amount recorded as a restructuring charge in the September 1995 quarter. Accordingly, the Company has recorded an additional charge of $2.2 million in the quarter ended December 31, 1996 which represents the excess of expected final costs (related primarily to loss on disposition of property and cessation of operations) over costs estimated in September 1995. The final disposition of facilities and equipment is expected to result in positive cash flow of approximately $1.2 million during the period beginning January 1, 1997.

6.  RECLASSIFICATIONS:

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

    RESULTS OF OPERATIONS

    The following table sets forth the percentage relationships to sales of selected items in the Company's consolidated statements of operations (unaudited) for the periods indicated:

                                                                   Three Months Ended            Nine Months Ended
                                                                       December 31,                 December 31,
                                                                    1996          1995           1996         1995
                                                                    ----          ----           ----         ----
      Sales....................................................    100.0%        100.0%         100.0%       100.0%
      Cost of Sales............................................     91.5          85.0           87.3         89.2
                                                                    ----          ----           ----         ----
             Gross Profit......................................      8.5          15.0           12.7         10.8
      Selling, general and administrative expenses.............     19.2          15.9           16.5         15.5
      Restructuring charge.....................................     22.0             -            6.2          2.0
                                                                    ----          ----           ----         ----
             Operating Loss....................................    (32.7%)         (.9%)        (10.0%)       (6.7%)
                                                                    ----          ----           ----         ----


    THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO
    THREE MONTHS ENDED DECEMBER 31, 1995

    Sales  decreased 22% or $2,768,000 to  $10,062,000  from  $12,830,000.  This decrease in sales reflects contract booking activity, job progress and inclusion, in 1995, of sales of direct hire construction activities, a business segment the Company substantially exited in late fiscal 1996.

    Cost of sales  decreased 16% or $1,690,000 to $9,206,000  from  $10,896,000.
    While cost of sales decreased, such costs increased as a percent of sales due primarily to provisions for estimated costs associated with the final close out of three contracts.

    Selling, general and administrative expenses decreased 6% or $119,000 to $1,927,000 from $2,046,000 primarily as a result of the Company's restructuring in the third quarter of fiscal 1996 and the resultant reductions in business costs.

    During the quarter ended September 30, 1995, the Company took a series of actions which included the relocation of its aftermarket operations from Jeffersonville, Indiana to its office in Baltimore, the de-emphasis of direct hire fabrication and construction activities and a corresponding emphasis on its aftermarket parts, services and materials businesses, and the closing of its office in the United Kingdom. The Company recorded a charge of $950,000 in the quarter ended September 30, 1995 representing the estimated cost of these actions. Since that time the Company has been engaged in the final disposition of facilities and equipment related to the Jeffersonville-based aftermarket operation, in the final determination of costs associated with certain direct hire construction activities, and in the final wind up of certain other aftermarket activities and accounts. During the quarter ended December 31, 1996, the Company identified costs associated with those matters of $2.2 million in excess of the amount recorded as a restructuring charge in the September 1995 quarter. Accordingly, the Company has recorded an additional charge of $2.2 million in the quarter ended December 31, 1996 which represents the excess of expected final costs (related primarily to loss on disposition of property and cessation of operations) over costs estimated in September 1995. Signed real estate contracts for the sale of the facilities are in hand, and the final disposition of facilities and equipment is expected to be completed before or shortly after the Company's March 31, 1997 fiscal year end. The final disposition is expected to result in positive cash flow of approximately $1.2 million during the period beginning January 1, 1997.

    Interest and other expense, net of income, increased $89,000. The net increase is primarily a result of an increase in interest expense due to increased borrowings on the Company's line of credit.

    There was no provision for income taxes in either quarter reported.

    NINE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO
    NINE MONTHS ENDED DECEMBER 31, 1995

    Sales  decreased 25% or  $11,791,000  to $35,819,000  from  $47,610,000  due primarily to booking activity, job progress and inclusion, in 1995, of sales of direct hire construction activities, a business segment the Company substantially exited in late fiscal 1996.

    Cost of sales decreased 26% or $11,192,000 to $31,285,000 from  $42,477,000, primarily as a result of the sales decrease. Cost of sales as a percentage of sales improved due to the absence in fiscal 1997 of low margin direct hire construction work, which the Company exited in late fiscal 1996, offset somewhat by the estimated contract close out costs discussed above.

    Selling, general and administrative expenses decreased 20% or $1,458,000 to $5,910,000 from $7,368,000 primarily as a result of the Company's restructuring in the third quarter of fiscal 1996 and the resultant reductions in business costs. Selling, general and administrative expenses as a percentage of sales remained essentially constant due to the decrease in expenses and sales.

    Interest and other expense, net of income, increased $242,000. The net increase is primarily a result of an increase in interest expense due to increased borrowings on the Company's line of credit.

    There was no provision for income taxes in either period reported.

    The fiscal 1995 gain on disposal of discontinued operations of $351,000 was due primarily to collection of a contingent purchase price related to the prior sale of the Company's Water Treatment Privatization Project.

    LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents declined by $971,000 and borrowings under the Company's line of credit increased by $5.5 million during the nine months ended December 31, 1996. This was caused principally by: (1) a $4.1 million increase in the Company's net working capital investment in contracts in process; and (2) the Company's $4.1 million net loss for the nine months ended December 31, 1996. Historically the Company has required minimal investment in net working capital in contracts, but it does experience fluctuations in these amounts depending upon the stage of completion of its various contracts and upon the payment terms negotiated as a part of the overall original contract terms and conditions. ("Net working capital invested in contracts" consists of accounts and retainages receivable plus unbilled contract costs and fees, minus accounts payable and minus billings in excess of contract costs and fees. These net amounts were $4.4 million and $275,000 at December 31, 1996 and March 31, 1996, respectively.) The Company seeks to manage project cash flows in its payment terms negotiations with customers and suppliers, and in adherence to project budgets and schedules.

    Because the Company's business is not capital intensive, the Company has not traditionally experienced significant capital expenditures. As a result of investments in fiscal 1994 and 1995 to upgrade its infrastructure, the Company believes it has the flexibility to minimize or delay additional capital expenditures for at least the next year.

    Although the Company experienced an operating loss during the nine months ended December 31, 1996, the Company believes that its operating trends are improving. The Company has taken steps which it believes are sufficient to permit it to operate at a break even level for at least the next two quarters. However, there can be no assurance that such improved trends will materialize or continue, or that the actions taken will result in breakeven operations. If the Company were not able to sustain a trend of improved operating results, operating losses could continue to adversely affect the Company's liquidity and capital resource positions. Under those circumstances, the Company believes that its current liquidity and capital resources, i.e. those currently available and those which could be obtained, would be adequate to maintain its ongoing business during the next year. In addition to the Company's liquidity and capital resource positions, the Company believes that it has the ability to generate cash flows through a number of alternatives, including approximately $1.2 million of net proceeds from the sale of remaining aftermarket facilities, utilizing certain fixed asset financing options and the ability to further reduce operating costs. The Company's bank recently agreed to reaffirm the Company's $7 million secured open line of credit through October 1998, subject to review by the bank after the close of the Company's current fiscal year.

                           PART II. OTHER INFORMATION


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (b) No reports on Form 8-K were filed during the quarter ended December 31, 1996.



                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ENVIRONMENTAL ELEMENTS CORPORATION
                                                       (Registrant)


                                            /s/ F. B. Smith
                                            ________________________
                                            F. B. Smith
                                            Chairman of the Board and
                                            Chief Financial Officer

Date:  February 14, 1997