Form 10-Q/A
period 1996-12-31
ENVIRONMENTAL ELEMENTS CORP
filed 1997-04-07
CIK 863893

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q/A


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


                                            /s/ E. H. Verdery
                                            ________________________
                                            E. H. Verdery
                                            Chairman of the Board and
                                            President

Date:  April 7, 1997