Form 10-K/A
period 1997-03-31
ENVIRONMENTAL ELEMENTS CORP
filed 1997-06-25
CIK 863893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

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

                              GENERAL INFORMATION


INFORMATION AND CUSTOMER SERVICE

   Power, Industrial, Repair and Rebuild Projects
   Environmental Elements Corporation o 3700 Koppers Street o Baltimore, Maryland  21227
   Phone:  (410) 368-7000 o (800) 333-4331

   Spare and Replacement Parts (all OEMs)
   Phone:  (800) PART-EEC

   Technical Field Services and Telephone Help Line
   Phone:  (800) 928- HELP


INVESTOR INFORMATION

   Corporate Address -- 3700 Koppers Street  o  Baltimore, Maryland  21227  o  (410) 368-7000
   Secretary  -- John C. Nichols  o  3700 Koppers Street  o  Baltimore, Maryland  21227  o  (410) 368-7000
   Transfer Agent and Registrar --
   Chase Mellon Shareholder Services, L.L.C.  o  Securityholder Relations Department
   Overpeck Centre  o  85 Challenger Road  o  Ridgefield Park, New Jersey  07660  o  1-800-526-0801

   For inquiries concerning shareholders' records or certificates, please contact the transfer agent. Shareholders whose certificates are missing or destroyed should immediately notify the transfer agent. In the event of any change in address, please notify the transfer agent in writing. If possible, please enclose a recent mailing label and indicate you are a shareholder of Environmental Elements Corporation.

   Common Stock -- The Common Stock of the Company trades on the New York Stock Exchange under the symbol "EEC." A substantial number of the Company's shares are held in nominee accounts at banks and brokerage firms. These accounts, which include most mutual funds and other institutional investments, are cumulatively represented by one "of record" depository account. There were 248 shareholders of record as of March 31, 1997.

   Investor Relations -- To obtain, without cost, a copy of the annual report filed with the Securities & Exchange Commission on Form 10-K or other information on the Company, copies of earnings press releases and 10-Q filings, or for investment analyst inquiries, please contact Lisa A. Morris, Investor Relations Administrator, at (410) 368-7092.

   Certain of the statements included in this annual report are forward-looking statements. These statements involve risks and uncertainties that could cause the actual results to differ from those expressed in or implied by such statements. These factors include the loss of bookings, increased competition, changes in environmental regulations, and other factors. Information on factors that could affect the Company's financial results are set forth in the Company's filings with the Securities and Exchange Commission including the recently filed report on Form 10-K for the Company's fiscal year ended March 31, 1997.

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