Form 10-Q
period 1997-06-30
ENVIRONMENTAL ELEMENTS CORP
filed 1997-08-01
CIK 863893

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         For the quarterly period ended

                                 JUNE 30, 1997

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

                     YES |X|                      NO | |

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

6,974,480 shares of common stock, $.01 par value per share, as of July 28, 1997.

                       ENVIRONMENTAL ELEMENTS CORPORATION

                                    FORM 10-Q

                         FOR THE QUARTERLY PERIOD ENDED

                                  JUNE 30, 1997

    PART I:  FINANCIAL INFORMATION

    Item 1.    Financial Statements

               Consolidated Balance Sheets as of
                  June 30, 1997 and March 31, 1997 ........................3

               Consolidated Statements of Income for
                  the Periods Ended June 30, 1997 and 1996 ................4

               Consolidated Statements of Cash Flows for

                  the Three Months Ended June 30, 1997 and 1996 ...........5

               Notes to Consolidated Financial Statements .................6

    Item 2.    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations............8

    PART II:  OTHER INFORMATION
    Item 6. ..............................................................10

                      -----------------------------------

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

PART I. FINANCIAL INFORMATION
Item I. Financial Statements

              Environmental Elements Corporation and Subsidiaries
                          Consolidated Balance Sheets
                    As of  June 30, 1997 and March 31, 1997




                                                                       June 30,        March 31,
                                                                         1997            1997
---------------------------------------------------------------------------------------------------
                                                                      (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents ...................................... $  1,218,000   $  1,684,000
    Accounts and retainages receivable, net of allowance for doubtful
      accounts of $139,000 and $113,000, respectively...............    7,309,000      6,317,000
    Unbilled contract costs and fees................................   10,080,000      6,248,000
    Inventories.....................................................    1,137,000        967,000
    Prepaid expenses and other current assets.......................    1,685,000      1,990,000
    Assets held for sale............................................          --         864,000
                                                                     ------------   ------------
        Total Current Assets........................................   21,429,000     18,070,000
                                                                     ------------   ------------
Property and equipment:
    Capital lease, building and improvements........................    7,056,000      6,960,000
    Machinery, equipment, furniture and fixtures....................    2,895,000      2,809,000
                                                                     ------------   ------------
                                                                        9,951,000      9,769,000

    Less - Accumulated depreciation and amortization................    3,522,000      3,326,000
                                                                     ------------   ------------
        Property and Equipment, Net.................................    6,429,000      6,443,000
                                                                     ------------   ------------
Other assets........................................................      871,000        894,000
                                                                     ------------   ------------
        Total Assets................................................ $ 28,729,000   $ 25,407,000
                                                                     ============   ============
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
    Borrowings under line of credit................................. $  3,100,000   $  2,585,000
    Accounts payable................................................   13,740,000      9,724,000
    Billings in excess of contract costs and fees...................      605,000      1,660,000
    Accrued payroll and related expenses ...........................      485,000        618,000
    Accrued and other current liabilities...........................    1,682,000      1,824,000
    Deferred taxes..................................................      100,000        100,000
                                                                     ------------   ------------
        Total Current Liabilities...................................   19,712,000     16,511,000

Long-term capital lease obligation..................................    2,449,000      2,449,000
Deferred taxes......................................................      100,000        100,000
Other non-current liabilities.......................................      319,000        240,000
Net long-term liabilities of discontinued operations................       63,000         69,000
                                                                     ------------   ------------
        Total Liabilities...........................................   22,643,000     19,369,000
                                                                     ------------   ------------
Commitments and contingencies
Shareholders' investment:
    Common stock....................................................       70,000         70,000
    Paid-in capital.................................................   27,874,000     27,864,000
    Cumulative translation adjustment...............................      (58,000)       (82,000)
    Retained deficit................................................  (21,800,000)   (21,814,000)
                                                                     ------------   ------------
        Total Shareholders' Investment..............................    6,086,000      6,038,000
                                                                     ------------   ------------
        Total Liabilities and Shareholders' Investment.............. $ 28,729,000   $ 25,407,000
                                                                     ============   ============



        The accompanying notes are an integral part of these statements.

              Environmental Elements Corporation and Subsidiaries
                       Consolidated Statements of Income
                  For the Periods Ended June 30, 1997 and 1996
                                  (Unaudited)




                                                           Three Months Ended
                                                                 June 30,
-------------------------------------------------------------------------------------
                                                        1997                  1996
-------------------------------------------------------------------------------------
Sales...........................................     $13,924,000          $13,973,000
Cost of sales...................................      12,167,000           11,735,000
                                                     -----------          -----------
       Gross Profit.............................       1,757,000            2,238,000
                                                     -----------          -----------
Selling, general and administrative expenses....       1,578,000            2,040,000
                                                     -----------          -----------
       Operating Income.........................         179,000              198,000

Interest and other expense, net of income.......        (165,000)            (153,000)
                                                     -----------          -----------
       Income before Income Taxes...............          14,000               45,000

Provision for income taxes......................              --                   --
                                                     -----------          -----------
       Net Income...............................     $    14,000          $    45,000
                                                     ===========          ===========

Net Income per share of common stock and
       common stock equivalents.................     $      0.00          $      0.01
                                                     ===========          ===========



        The accompanying notes are an integral part of these statements.

              Environmental Elements Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
               For the Three Months Ended June 30, 1997 and 1996
                                  (Unaudited)



-------------------------------------------------------------------------------------------------
                                                                           1997           1996
-------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income.....................................................    $    14,000    $    45,000
    Non-cash items:
        Depreciation and amortization..............................        219,000        236,000
        Stock contribution to savings plan.........................             --         10,000
    Increase in accounts and retainages receivable, net............       (992,000)    (2,524,000)
    Increase in unbilled contract costs and fees...................     (3,832,000)    (2,548,000)
    (Increase) decrease in inventories.............................       (170,000)       301,000
    Decrease in prepaid expenses and other current assets..........        305,000        210,000
    Decrease in assets held for sale...............................        864,000             --
    Increase (decrease) in accounts payable........................      4,016,000         (7,000)
    Decrease in billings in excess of contract costs and fees......     (1,055,000)      (303,000)
    Decrease in accrued payroll and related expenses...............       (133,000)      (206,000)
    Increase (decrease) in accrued and other current liabilities...       (142,000)        39,000
    Decrease in net liabilities of discontinued operations.........         (6,000)        (2,000)
    Increase in other non-current liabilities......................         79,000          1,000
                                                                       -----------    -----------
        Net Cash Flows Used in Operating Activities                       (833,000)    (4,748,000)
                                                                       -----------    -----------
Cash flows from investing activities:
    Additions to property and equipment............................       (182,000)       (44,000)
    Increase in other assets.......................................             --        (39,000)
                                                                       -----------    -----------
        Net Cash Flows Used in Investing Activities                       (182,000)       (83,000)
                                                                       -----------    -----------
Cash flows from financing activities:
    Increase in borrowings under line of credit....................        515,000      4,523,000
    Change in cumulative translation adjustment....................         24,000         31,000
    Issuance of common stock.......................................         10,000             --
                                                                       -----------    -----------
        Net Cash Flows Provided by Financing Activities                    549,000      4,554,000
                                                                       -----------    -----------

        Net Decrease in Cash and Cash Equivalents                         (466,000)      (277,000)

Cash and cash equivalents, beginning of period.....................      1,684,000      2,124,000
                                                                       -----------    -----------
Cash and cash equivalents, end of period...........................    $ 1,218,000    $ 1,847,000
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

2.  PER SHARE DATA:

    Per share data has been presented on a fully diluted basis and is based upon the combined weighted average number of shares of common stock outstanding during each quarter. The weighted average number of shares used in the computations of per share data for the quarters ended June 30, 1997 and 1996 totaled 6,971,000 and 6,907,000, respectively.

3.  INVENTORIES:

    Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist principally of purchased parts held for use in contracts and as spare parts.

4.  SUPPLEMENTAL CASH FLOW INFORMATION:

    In non-cash financing transactions during the three months ended June 30, 1997, the Company issued 4,055 shares of its common stock as matching contributions under its 401k savings plan. There were no issuances of shares in the quarter ended June 30, 1996.

    Amounts paid in cash for interest during the three months ended June 30, 1997 and 1996 were $80,000 and $89,000, respectively. Amounts paid for income taxes in three months ended June 30, 1997 and 1996 were $7,000 and $4,000, respectively.

5.  RECLASSIFICATIONS:

    Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation.

6.  NEW ACCOUNTING STANDARDS:

         Statement of Financial Accounting Standards No. 128, "Earnings Per Share", changes the reporting requirements for earnings per share (EPS) for publicly traded companies by replacing primary EPS with basic EPS and changing the disclosures associated with this change. The Company intends to adopt this standard for its March 31, 1998 year-end as required.

    Item 2                MANAGEMENT'S DISCUSSION AND ANALYSIS

    The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report and the audited Financial Statements and Management's Discussion and Analysis contained in the Company's Form 10-K for the fiscal year ended March 31, 1997.

    RESULTS OF OPERATIONS

    The following table sets forth the percentage relationships to sales of selected items in the Company's consolidated statements of operations (unaudited) for the periods indicated:


                                                     Three Months Ended June 30,

                                                             1997     1996
                                                             ----     ----

    Sales............................................       100.0%   100.0%
    Cost of Sales....................................        87.4%    84.0
                                                            -----    -----
        Gross Profit.................................        12.6     16.0
    Selling, general and administrative expenses.....        11.3     14.6
                                                            -----    -----
        Operating Income.............................         1.3      1.4
                                                            -----    -----



    THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO
    THREE MONTHS ENDED JUNE 30, 1996

    Sales decreased 0.4% or $49,000 to $13,924,000 from $13,973,000. This essentially equal level of sales versus the prior year quarter reflects increases in sales to the Company's Power business, decreases in sales to its Industrial business, and level sales of Aftermarket products and services.

    Cost of sales increased 3.7%, or $432,000, to $12,167,000 from $11,735,000.
    Cost of sales increased as a percentage of sales to 87.4% in the three months ended June 30, 1997, from 84.0% in the prior year period. The change in both dollars and percentage of sales was due primarily to a favorable close out of one contract during the prior year quarter.

    Selling, general and administrative expenses decreased 22.6% or $462,000 to $1,578,000 from $2,040,000, primarily as a result of the Company's restructuring efforts during prior years, and the resultant reductions in business costs for the current year quarter. Selling, general and administrative expenses as a percentage of sales decreased to 11.3% from 14.6%

    Interest and other expense, net of income, increased $12,000 to $165,000 from $153,000. The net increase was primarily the result of an increase in interest expense, due to increased borrowings on the Company's line of credit.

    There was no provision for income taxes in either quarter reported.

    LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents declined by $466,000 and borrowings under the Company's line of credit increased by $515,000 million during the three months ended June 30, 1997. This was caused principally by a $1.8 million increase in the Company's net working capital investment in contracts in process; offset by proceeds of $864,000 from disposal of assets held for sale.

    Historically the Company has required minimal investment in net working capital in contracts, but it does experience fluctuations in these amounts depending upon the stage of completion of its various contracts and upon the payment terms negotiated as a part of the overall original contract terms and conditions. ("Net working capital invested in contracts" consists of accounts and retainages receivable plus unbilled contract costs and fees, minus accounts payable and minus billings in excess of contract costs and fees. These net amounts were $3.0 million and $1.2 million at June 30, 1997 and March 31, 1997, respectively.) The Company seeks to manage project cash flows in its payment terms negotiations with customers and suppliers, and in adherence to project budgets and schedules.

    The Company believes it has liquidity and capital resources sufficient to maintain its business for the foreseeable future, because no significant capital expenditures are required, historically the Company has required little investment in operating working capital, and its banking arrangements, i.e. those currently available and those which could be obtained, would be adequate to maintain its ongoing business during the next year.

                           PART II. OTHER INFORMATION


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (b) No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ENVIRONMENTAL ELEMENTS CORPORATION
                                                          (Registrant)

                                            /s/ James B. Sinclair
                                            ---------------------
                                            James B. Sinclair
                                            Vice President and
                                            Chief Financial Officer

Date:  July 31, 1997