Form 10-Q
period 1997-09-30
ENVIRONMENTAL ELEMENTS CORP
filed 1997-11-12
CIK 863893

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

                         For the quarterly period ended
                               SEPTEMBER 30, 1997

                         Commission File Number 1-10955
                         ------------------------------

                       ENVIRONMENTAL ELEMENTS CORPORATION
             (Exact name of registrant as specified in its charter)

          DELAWARE                                      52-1303748
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


 3700 Koppers St., Baltimore, Maryland                     21227
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

6,985,329 shares of common stock, $.01 par value per share, as of November 4, 1997.

                       ENVIRONMENTAL ELEMENTS CORPORATION

                                    FORM 10-Q

                         FOR THE QUARTERLY PERIOD ENDED

                               SEPTEMBER 30, 1997

    PART I:  FINANCIAL INFORMATION

    Item 1.    Financial Statements

               Consolidated Balance Sheets as of

                  September 30, 1997 and March 31, 1997 ....................  3

               Consolidated Statements of Operations for

                  the Periods Ended September 30, 1997 and 1996 ............  4

               Consolidated Statements of Cash Flows for

                  the Six Months Ended September 30, 1997 and 1996 .........  5

               Notes to Consolidated Financial Statements ..................  6

    Item 2.    Management's Discussion and Analysis of

                  Financial Condition and Results of Operations.............  8

    PART II:  OTHER INFORMATION

    Item 4.    Submission of Matters to a Vote of Security Holders.......... 11

    Item 6.    Exhibits and Reports on Form 8-K............................. 11

                     ---------------------------------------
    Certain of the statements included in this Form 10-Q are forward-looking statements. These statements involve risks and uncertainties that could cause the actual results to differ from those expressed or implied by such statements. These factors include loss of new orders, increased competition, changes in environmental regulations, and other factors, including but not limited to, continued operating losses, further declines in markets for the Company's products and services, and insufficient capital resources. Information on factors that could affect the Company's financial results are set forth in the Company's filings with the Securities and Exchange Commission including the report on Form 10-K for the Company's fiscal year ended March 31, 1997.

PART I. FINANCIAL INFORMATION

Item I.  Financial Statements

              Environmental Elements Corporation and Subsidiaries
                          Consolidated Balance Sheets
                  As of September 30, 1997 and March 31, 1997

                                                                        September 30,      March 31,
                                                                             1997            1997
====================================================================================================
                                                                         (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents .......................................   $  1,412,000    $  1,684,000
    Accounts and retainages receivable, net of allowance for doubtful
      accounts of $162,000 and $113,000, respectively ...............      6,135,000       6,317,000
    Unbilled contract costs and fees ................................      8,710,000       6,248,000
    Inventories .....................................................      1,112,000         967,000
    Prepaid expenses and other current assets .......................      1,941,000       1,990,000
    Assets held for sale ............................................             --         864,000
                                                                        ------------    ------------
        Total Current Assets ........................................     19,310,000      18,070,000
                                                                        ------------    ------------

Property and equipment:
    Capital lease, building and improvements ........................      7,058,000       6,960,000
    Machinery, equipment, furniture and fixtures ....................      2,984,000       2,809,000
                                                                        ------------    ------------
                                                                          10,042,000       9,769,000
    Less - Accumulated depreciation and amortization ................      3,716,000       3,326,000
                                                                        ------------    ------------
        Property and Equipment, Net .................................      6,326,000       6,443,000
                                                                        ------------    ------------
Other assets ........................................................        858,000         894,000
                                                                        ------------    ------------
        Total Assets ................................................   $ 26,494,000    $ 25,407,000
                                                                        ============    ============

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
    Borrowings under line of credit .................................   $  2,800,000    $  2,585,000
    Accounts payable ................................................     11,618,000       9,724,000
    Billings in excess of contract costs and fees ...................      1,012,000       1,660,000
    Accrued payroll and related expenses ............................        483,000         618,000
    Accrued and other current liabilities ...........................      1,563,000       1,824,000
    Deferred taxes ..................................................        100,000         100,000
                                                                        ------------    ------------
        Total Current Liabilities ...................................     17,576,000      16,511,000

Long-term capital lease obligation ..................................      2,336,000       2,449,000
Deferred taxes ......................................................        100,000         100,000
Other non-current liabilities .......................................        326,000         240,000
Net long-term liabilities of discontinued operations ................         64,000          69,000
                                                                        ------------    ------------
        Total Liabilities ...........................................     20,402,000      19,369,000
                                                                        ------------    ------------
Commitments and contingencies
Shareholders' investment:
    Common stock ....................................................         70,000          70,000
    Paid-in capital .................................................     27,874,000      27,864,000
    Cumulative translation adjustment ...............................        (80,000)        (82,000)
    Retained deficit ................................................    (21,772,000)    (21,814,000)
                                                                        ------------    ------------
        Total Shareholders' Investment ..............................      6,092,000       6,038,000
                                                                        ------------    ------------
        Total Liabilities and Shareholders' Investment ..............   $ 26,494,000    $ 25,407,000
                                                                        ============    ============

        The accompanying notes are an integral part of these statements.

              Environmental Elements Corporation and Subsidiaries
                     Consolidated Statements of Operations
               For the Periods Ended September 30, 1997 and 1996
                                  (Unaudited)

                                                         Three Months Ended              Six Months Ended
                                                            September 30,                  September 30,
--------------------------------------------------------------------------------------------------------------
                                                       1997            1996            1997            1996
==============================================================================================================
Sales .........................................   $ 11,456,000    $ 11,784,000    $ 25,380,000    $ 25,757,000
Cost of sales .................................      9,723,000      10,344,000      21,890,000      22,079,000
                                                  ------------    ------------    ------------    ------------
        Gross Profit ..........................      1,733,000       1,440,000       3,490,000       3,678,000

Selling, general and administrative expenses ..      1,538,000       1,943,000       3,116,000       3,983,000
                                                  ------------    ------------    ------------    ------------

        Operating Income (Loss) ...............        195,000        (503,000)        374,000        (305,000)

Interest and other expense, net of income .....       (167,000)       (139,000)       (332,000)       (292,000)
                                                  ------------    ------------    ------------    ------------
        Income (Loss) before Income Taxes .....         28,000        (642,000)         42,000        (597,000)

Provision for income taxes ....................             --              --              --              --
                                                  ------------    ------------    ------------    ------------
        Net Income (Loss) .....................   $     28,000    $   (642,000)   $     42,000    $   (597,000)
                                                  ============    ============    ============    ============


Net Income (Loss) per share of common stock and
        common stock equivalents ..............   $       0.00    $      (0.09)   $       0.01    $      (0.09)
                                                  ============    ============    ============    ============

        The accompanying notes are an integral part of these statements.

              Environmental Elements Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
              For the Six Months Ended September 30, 1997 and 1996
                                  (Unaudited)


---------------------------------------------------------------------------------------------------
                                                                            1997           1996
===================================================================================================
Cash flows from operating activities:
    Net income (loss) ...............................................   $    42,000    $  (597,000)
    Non-cash items:
        Depreciation and amortization ...............................       435,000        425,000
        Stock contribution to savings plan ..........................            --         23,000
    Decrease in accounts and retainages receivable, net .............       182,000        559,000
    Increase in unbilled contract costs and fees ....................    (2,462,000)      (384,000)
    (Increase) decrease in inventories ..............................      (145,000)       684,000
    Decrease in prepaid expenses and other current assets ...........        49,000        140,000
    Decrease in assets held for sale ................................       864,000             --
    Increase (decrease) in accounts payable .........................     1,894,000     (2,035,000)
    Decrease in billings in excess of contract costs and fees .......      (648,000)      (376,000)
    Decrease in accrued payroll and related expenses ................      (135,000)      (199,000)
    (Decrease) increase in accrued and other current liabilities ....      (261,000)       326,000
    (Decrease) increase in net liabilities of discontinued operations        (5,000)       152,000
    Increase in other non-current liabilities .......................        86,000          3,000
                                                                        -----------    -----------
       Net Cash Flows Used in Operating Activities .................       (104,000)    (1,279,000)
                                                                        -----------    -----------

Cash flows from investing activities:
    Additions to property and equipment .............................      (273,000)       (77,000)
    (Increase) decrease in other assets .............................        (9,000)         5,000
                                                                        -----------    -----------
        Net Cash Flows Used in Investing Activities .................      (282,000)       (72,000)
                                                                        -----------    -----------

Cash flows from financing activities:
    Increase in borrowings under line of credit .....................       215,000             --
    Change in cumulative translation adjustment .....................         2,000         (7,000)
    Payments under capital lease obligation .........................      (113,000)      (104,000)
    Issuance of common stock ........................................        10,000             --
                                                                        -----------    -----------
        Net Cash Flows Provided by (Used in) Financing Activities ...       114,000       (111,000)
                                                                        -----------    -----------
        Net Decrease in Cash and Cash Equivalents ...................      (272,000)    (1,462,000)

Cash and cash equivalents, beginning of period ......................     1,684,000      2,124,000
                                                                        -----------    -----------
Cash and cash equivalents, end of period ............................   $ 1,412,000    $   662,000
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

2.  PER SHARE DATA:

    Per share data has been presented on a fully diluted basis and is based upon the combined weighted average number of shares of common stock outstanding during each quarter. The weighted average number of shares used in the computations of per share data for the quarters ended September 30, 1997 and 1996 totaled 6,979,000 and 6,917,000, respectively. The weighted average number of shares used in the computations of per share data for the six months ended September 30, 1997 and 1996 totaled 6,975,000 and 6,912,000, respectively.

3.  INVENTORIES:

    Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist principally of purchased parts held for use in contracts and as spare parts.

4.  SUPPLEMENTAL CASH FLOW INFORMATION:

    In non-cash financing transactions during the six months ended September 30, 1997, the Company issued 11,134 shares of its common stock as matching contributions under its 401k savings plan. During the six months ended September 30, 1996, the Company issued 10,945 treasury shares of its common stock as matching contributions under its 401k savings plan.

    Amounts paid in cash for interest during the six months ended September 30, 1997 and 1996 were $273,000 and $211,000, respectively. Amounts paid for income taxes in the six months ended September 30, 1997 and 1996 were $8,000 and $12,000, respectively.

5.  RECLASSIFICATIONS:

    Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation.

6.  NEW ACCOUNTING STANDARDS:

    During early 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which becomes effective December 15, 1997, and as to which early adoption is not permitted. Under SFAS No. 128, a company will be required to disclose basic earnings per share (with the principal difference from current disclosure being that common stock equivalents will not be considered in the compilation of basic earnings per share) and diluted earnings per share. The implementation of this pronouncement will not have a material impact on the Company's earnings per share disclosure in the accompanying consolidated financial statements.

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

    RESULTS OF OPERATIONS

    The following table sets forth the percentage relationships to sales of selected items in the Company's consolidated statements of operations (unaudited) for the periods indicated:

                                        Three Months Ended   Six Months Ended
                                           September 30,       September 30,

                                            1997     1996      1997    1996
                                            ----     ----      ----    ----

Sales...................................   100.0%   100.0%    100.0%  100.0%

Cost of Sales...........................    84.9     87.8      86.3    85.7
                                           -----    -----     -----    ----

       Gross Profit.....................    15.1     12.2      13.7    14.3

Selling, general and administrative
  expenses..............................    13.4     16.5      12.3    15.5
                                           -----    -----     -----    ----

       Operating Income (Loss) .........     1.7%    (4.3%)     1.5%   (1.2%)
                                           =====    =====     =====    ====


    THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO
    THREE MONTHS ENDED  SEPTEMBER 30, 1996

    Sales decreased 2.8% or $328,000 to $11,456,000 from $11,784,000. This decrease in sales reflects increases in sales to the Company's Power and International customers and decreases for the three month period in sales to its Industrial and Aftermarket customers.

    Cost of sales decreased 6.0% or $621,000 to $9,723,000 from $10,344,000. As a percentage of sales, cost of sales decreased to 84.9% from 87.8%. The decrease in both dollars and percentage of sales resulted primarily from improved project execution.

    Selling, general and administrative expenses decreased 20.8% or $405,000 to $1,538,000 from $1,943,000. As a percentage of sales, selling, general and administrative expenses decreased to 13.4% from 16.5%. The decrease in both dollars and percentage was primarily a result of the Company's restructuring efforts during prior years, and the resultant increased efficiencies during the current year quarter.

    For the reasons set forth above, operating income was $195,000, or 1.7% of sales, for the quarter versus an operating loss of $503,000, or 4.3% of sales, in the prior year quarter.

    Interest and other expense, net of income, increased $28,000, to $167,000 from $139,000. The net increase is primarily a result of an increase in interest expense, due to increased borrowings on the Company's line of credit.

    Net income before income taxes was $28,000 in the current year quarter, versus a loss of $642,000 for the prior year period.

    There was no provision for income taxes either quarter reported, due to the effect of tax operating loss carryforwards on current year income, and a loss incurred in the year earlier period.

    SIX MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO
    SIX MONTHS ENDED SEPTEMBER 30, 1996

    Sales decreased 1.5% or $377,000 to $25,380,000 from $25,757,000. This slight decrease in sales for the six month period reflects increases in sales to the Company's Power, International, Field Service, and Spare Parts customers and decreases in sales to its Industrial and Rebuild customers.

    Cost of sales decreased 0.9% or $189,000 to $21,890,000 from $22,079,000, primarily as a result of the sales decrease.

    Selling, general and administrative expenses decreased 21.8% or $867,000 to $3,116,000 from $3,983,000. As a percentage of sales, selling, general and administrative expenses decreased to 12.3% from 15.5%. The decrease in both dollars and percentage was primarily a result of the Company's restructuring efforts during prior years, and the resultant increased efficiencies during the current year period.

    For the reasons set forth above, operating income was $374,000, or 1.5% of sales, for the quarter versus an operating loss of $305,000, or 1.2% of sales, in the prior year quarter.

    Interest and other expense, net of income, increased $40,000, to $332,000 from $292,000. The net increase is primarily a result of an increase in interest expense, due to increased borrowings on the Company's line of credit.

    Net income before income taxes was $42,000 for the current year's six-month period, versus a loss of $597,000 for the prior year period.

    There was no provision for income taxes either quarter reported, due to the effect of tax operating loss carryforwards on current year income, and a loss incurred in the year earlier period.

    LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents declined by $272,000 and borrowings under the Company's line of credit increased by $215,000 during the six months ended September 30, 1997. This was caused principally by a $1 million increase in the Company's net working capital investment in contracts in process; offset by proceeds of $864,000 from disposal of assets held for sale.

    Historically the Company has required minimal investment in net working capital in contracts, but it does experience fluctuations in these amounts depending upon the stage of completion of its various contracts and upon the payment terms negotiated as a part of the overall original contract terms and conditions. ("Net working capital invested in contracts" consists of accounts and retainages receivable plus unbilled contract costs and fees, minus accounts payable and minus billings in excess of contract costs and fees. These net amounts were $2.2 million and $1.2 million at September 30, 1997 and March 31, 1997, respectively.) The Company seeks to manage project cash flows in its payment terms negotiations with customers and suppliers, and in adherence to project budgets and schedules.

    New orders received during the six months ended September 30, 1997 increased 33% from the same period last year, to $30.7 million. The Company believes that there is evidence of improvement in the market for its products, technologies and services, but also believes that, in the short term, the market is exceptionally difficult to predict accurately due to regulatory and other factors, both domestic and international in nature. The Company has attempted to adjust its organization so that it can operate and be profitable on highly variable business levels at or above those experienced in the current and prior fiscal year. However there can be no assurance that such business levels will occur, that the Company's actions will be successful, or that future losses would not adversely affect the Company's liquidity and capital resource position. The Company believes it has liquidity and capital resources sufficient to maintain its business at its current level of activity, because no significant capital expenditures are required, historically the Company has required little investment in operating working capital, and its banking arrangements, i.e. those currently available and those which could be obtained, would be adequate to maintain its ongoing business at its current level of activity during the next year.

                           PART II. OTHER INFORMATION

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The following matters were submitted to a vote of securities holders at the Annual Meeting of Stockholders held on July 31, 1997:

                  (a) The stockholders ratified the selection of Arthur Andersen LLP to serve as independent public accountants of the Company for the fiscal year ending March 31, 1998. The matter was approved by a vote of 5,907,882 for, 23,592 against and 6,183 abstaining.

                  (b) The stockholders elected Edward H. Verdery (5,892,305 for and 45,352 withheld) and John C. Nichols (5,896,990 for and 40,667 withheld) as Class I directors for a three year term expiring at the 2000 Annual Meeting or until their successor is duly elected and qualified. The names of all other directors whose term of office as a director continued after the meeting are as follows: Richard E. Hug, Russell R. Jones, F. Bradford Smith and Samuel T. Woodside.

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             (b) No reports on Form 8-K were filed during the quarter ended September 30, 1997.

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

Date:  November 7, 1997