Form 10-Q
period 1997-12-31
ENVIRONMENTAL ELEMENTS CORP
filed 1998-02-13
CIK 863893

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                         For the quarterly period ended
                                December 31, 1997


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



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filesuch reports), and (2) has been subject to such filing requirements for the past 90 days.



                               YES [X]          NO [  ]



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

6,993,486 shares of common stock, $.01 par value per share, as of February 6, 1998.

                       ENVIRONMENTAL ELEMENTS CORPORATION

                                    FORM 10-Q

                         FOR THE QUARTERLY PERIOD ENDED

                                DECEMBER 31, 1997





    PART I:  FINANCIAL INFORMATION

    Item 1.    Financial Statements

               Consolidated Balance Sheets as of
                  December 31, 1997 and March 31, 1997 ................. 3

               Consolidated Statements of Operations for
                  the Periods Ended December 31, 1997 and 1996 ......... 4

               Consolidated Statements of Cash Flows for
                  the Nine Months Ended December 31, 1997 and 1996 ..... 5

               Notes to Consolidated Financial Statements .............. 6


    Item 2.    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations......... 8


    PART II:  OTHER INFORMATION
    Item 6.    Exhibits and Reports on Form 8-K.........................12

                     ---------------------------------------

     Certain of the statements included in this Form 10-Q are forward-looking statements. These statements involve risks and uncertainties that could cause the actual results to differ from those expressed or implied by such statements. These factors include loss of new orders, increased competition, changes in environmental regulations, and other factors, including but not limited to, operating losses, declines in markets for the Company's products and services, and insufficient capital resources. Information on factors that could affect the Company's financial results are set forth in the Company's filings with the Securities and Exchange Commission including the report on Form 10-K for the Company's fiscal year ended March 31, 1997.

PART I. FINANCIAL INFORMATION
Item I.  Financial Statements

             Environmental Elements Corporation and Subsidiaries
                         Consolidated Balance Sheets
                 As of  December 31, 1997 and March 31, 1997

                                                                                December 31,           March 31,
                                                                                    1997                 1997
--------------------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents ................................................  $   865,000           $ 1,684,000
    Accounts and retainages receivable, net of allowance for doubtful
      accounts of $192,000 and $113,000, respectively.........................    5,813,000             6,317,000
    Unbilled contract costs and fees..........................................   10,911,000             6,248,000
    Inventories...............................................................      826,000               967,000
    Prepaid expenses and other current assets.................................    1,546,000             1,990,000
    Assets held for sale......................................................           --               864,000
                                                                                 ----------           -----------
        Total Current Assets..................................................   19,961,000            18,070,000
                                                                                 ----------           -----------

Property and equipment:
    Capital lease, building and improvements..................................    7,200,000             6,960,000
    Machinery, equipment, furniture and fixtures..............................    3,000,000             2,809,000
                                                                                 ----------           -----------
                                                                                 10,200,000             9,769,000
    Less - Accumulated depreciation and amortization..........................    3,888,000             3,326,000
                                                                                 ----------           -----------
        Property and Equipment, Net...........................................    6,312,000             6,443,000
                                                                                 ----------           -----------
Other assets, net.............................................................      887,000               894,000
                                                                                 ----------           -----------
        Total Assets..........................................................  $27,160,000           $25,407,000
                                                                                 ==========           ===========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
    Borrowings under line of credit...........................................  $ 4,200,000             2,585,000
    Accounts payable..........................................................   11,463,000             9,724,000
    Billings in excess of contract costs and fees.............................      674,000             1,660,000
    Accrued payroll and related expenses .....................................      459,000               618,000
    Accrued and other current liabilities.....................................    1,485,000             1,824,000
    Deferred taxes............................................................      100,000               100,000
                                                                                -----------           -----------
        Total Current Liabilities.............................................   18,381,000            16,511,000

Long-term capital lease obligation............................................    2,336,000             2,449,000
Deferred taxes................................................................      100,000               100,000
Other non-current liabilities.................................................      348,000               309,000
                                                                                -----------           -----------
        Total Liabilities.....................................................   21,165,000            19,369,000
                                                                                -----------           -----------
Commitments and contingencies
Shareholders' investment:
    Common stock..............................................................       70,000                70,000
    Paid-in capital...........................................................   27,916,000            27,864,000
    Cumulative translation adjustment.........................................      (74,000)              (82,000)
    Retained deficit..........................................................  (21,917,000)          (21,814,000)
                                                                                -----------           -----------
        Total Shareholders' Investment........................................    5,995,000             6,038,000
                                                                                -----------           -----------
        Total Liabilities and Shareholders' Investment........................  $27,160,000           $25,407,000
                                                                                ===========           ===========

        The accompanying notes are an integral part of these statements.

              Environmental Elements Corporation and Subsidiaries
                     Consolidated Statements of Operations
                For the Periods Ended December 31, 1997 and 1996
                                  (Unaudited)

                                                                     Three Months Ended                   Nine Months Ended
                                                                        December 31,                         December 31,
---------------------------------------------------------------------------------------------------------------------------------
                                                                    1997             1996               1997             1996
---------------------------------------------------------------------------------------------------------------------------------
Sales........................................................  $ 12,386,000     $ 10,062,000       $ 37,766,000     $ 35,819,000
Cost of sales................................................    10,580,000        9,206,000         32,470,000       31,285,000
                                                               ------------     ------------       ------------     ------------
        Gross Profit.........................................     1,806,000          856,000          5,296,000        4,534,000
                                                               ------------     ------------       ------------     ------------
Selling, general and administrative expenses.................     1,784,000        1,927,000          4,900,000        5,910,000
Restructuring charge.........................................            --        2,215,000                 --        2,215,000
                                                               ------------     ------------       ------------     ------------
                                                                  1,784,000        4,142,000          4,900,000        8,125,000
                                                               ------------     ------------       ------------     ------------
        Operating Income (Loss)..............................        22,000       (3,286,000)           396,000       (3,591,000)

Interest and other expense, net of income....................      (167,000)        (183,000)          (499,000)        (475,000)
                                                               ------------     ------------       ------------     ------------
        Loss before Income Taxes.............................      (145,000)      (3,469,000)          (103,000)      (4,066,000)

Provision for income taxes...................................            --               --                 --               --
                                                               ------------     ------------       ------------     ------------
        Net Loss.............................................  $   (145,000)    $ (3,469,000)      $   (103,000)    $ (4,066,000)
                                                               ============     ============       ============     ============


Net Loss per share of common stock and                         ------------     ------------       ------------     ------------
        common stock equivalents.............................  $      (0.02)    $      (0.50)      $      (0.01)    $      (0.59)
                                                               ============     ============       ============     ============

        The accompanying notes are an integral part of these statements.

              Environmental Elements Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
              For the Nine Months Ended December 31, 1997 and 1996
                                  (Unaudited)

------------------------------------------------------------------------------------------
                                                                  1997           1996
------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net loss................................................ $   (103,000    $(4,066,000)
    Non-cash items:
        Depreciation and amortization.......................      623,000         571,000
        Loss on disposal of assets..........................           --         575,000
        Stock contribution to savings plan..................           --          42,000
    Decrease in accounts and retainages receivable, net.....      504,000         247,000
    Increase in unbilled contract costs and fees............   (4,663,000)       (550,000)
    Decrease in inventories.................................      141,000         346,000
    Decrease in prepaid expenses and other current assets..       444,000          93,000
    Increase (decrease) in accounts payable.................    1,739,000      (3,889,000)
    (Decrease) increase in billings in excess of contract
      costs and fees........................................     (986,000)         52,000
    Decrease in accrued payroll and related expenses........     (159,000)       (186,000)
    (Decrease) increase in accrued and other current
      liabilities...........................................     (339,000)        482,000
    Increase in other non-current liabilities...............       39,000         124,000
                                                               ----------      ----------
        Net Cash Flows Used in Operating Activities            (2,760,000)     (6,159,000)
                                                               ----------      ----------
Cash flows from investing activities:
    Additions to property and equipment.....................     (431,000)       (328,000)
    Proceeds from sale of assets held.......................      864,000              --
    Increase in other assets................................      (54,000)         (8,000)
                                                               ----------      ----------
        Net Cash Flows Provided by (Used in)
            Investing Activities                                 (379,000)       (336,000)
                                                               ----------      ----------
Cash flows from financing activities:
    Increase in borrowings under line of credit.............    1,615,000       5,500,000
    Change in cumulative translation adjustment.............        8,000          80,000
    Payments under capital lease obligation.................     (113,000)       (104,000)
    Issuance of common stock................................       52,000          48,000
                                                               ----------      ----------
        Net Cash Flows Provided by Financing Activities         1,562,000       5,524,000
                                                               ----------      ----------

        Net Decrease in Cash and Cash Equivalents                (819,000)       (971,000)

Cash and cash equivalents, beginning of period..............    1,684,000       2,124,000
                                                               ----------      ----------
Cash and cash equivalents, end of period....................   $  865,000       1,153,000
                                                               ==========      ==========

        The accompanying notes are an integral part of these documents.

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

2.  PER SHARE DATA:

    Per share data has been presented on a fully diluted basis and is based upon the combined weighted average number of shares of common stock outstanding during each quarter. The weighted average number of shares used in the computations of per share data for the quarters ended December 31, 1997 and 1996 totaled 6,989,000 and 6,924,000, respectively. The weighted average number of shares used in the computations of per share data for the nine months ended December 31, 1997 and 1996 totaled 6,980,000 and 6,913,000, respectively.

3.  INVENTORIES:

    Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist principally of purchased parts held for use in contracts and as spare parts.


4.  SUPPLEMENTAL CASH FLOW INFORMATION:

    In non-cash financing transactions during the nine months ended December 31, 1997 and 1996, the Company issued 28,166 and 16,260 shares, respectively of its common stock asmatching contributions under its 401k savings plan.

    Amounts paid in cash for interest during the nine months ended December 31, 1997 and 1996 were $333,000 and $401,000, respectively. Amounts paid for income taxes in the nine months ended December 31, 1997 and 1996 were $10,000 and $12,000, respectively.

5.  RECLASSIFICATIONS:

    Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation.


6.  NEW ACCOUNTING STANDARDS:

    During early 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which becomes effective for financial statements, issued for periods ending after December 15, 1997, and as to which early adoption is not permitted. Under SFAS No. 128, a company will be required to disclose basic earnings per share (with the principal difference from current disclosure being that common stock equivalents will not be considered in the compilation of basic earnings per share) and diluted earnings per share. The implementation of this pronouncement will not have a material impact on the Company's earnings per share disclosure in the accompanying consolidated financial statements.

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

    RESULTS OF OPERATIONS

    The following table sets forth the percentage relationships to sales of selected items in the Company's consolidated statements of operations (unaudited) for the periods indicated:

                                               Three Months Ended  Nine Months Ended
                                                   December 31,       December 31,

                                                  1997     1996      1997     1996
                                                  ----     ----      ----     ----
Sales ........................................   100.0%   100.0%    100.0%   100.0%

Cost of Sales ................................    85.4     91.5      86.0     87.3
                                                 -----    -----     -----    -----

       Gross Profit ..........................    14.6      8.5      14.0     12.7

Selling, general and administrative expenses .    14.4     19.2      13.0     16.5
Restructuring Charge .........................      --     22.0        --      6.2
                                                 -----    -----     -----    -----

       Operating Income (Loss) ...............     0.2%   (32.7%)     1.0%   (10.0%)
                                                 =====    =====     =====    =====



    THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO
    THREE MONTHS ENDED  DECEMBER 31, 1996

    Sales increased 23.1% or $2,324,000 to $12,386,000 from $10,062,000.
    Increased sales are primarily related to the Company's Power, Industrial and International customers and are offset in part by decreases for the three-month period in sales to its Aftermarket customers.

    Cost of sales increased 14.9% or $1,374,000 to $10,580,000 from $9,206,000.
    The increase in dollars resulted primarily from the increase in sales volume for the current year quarter. As a percentage of sales, cost of sales decreased to 85.4% from 91.5%, primarily due to improved project execution.

    Selling, general and administrative expenses decreased 7.4% or $143,000 to $1,784,000 from $1,927,000. As a percentage of sales, selling, general and administrative expenses decreased to

    14.4% from 19.2%. The decrease in both dollars and percentage was primarily a result of the Company's restructuring efforts during prior years, and the resultant increased efficiencies during the current year quarter.

    During the prior year quarter the company recorded restructuring charges of $2.2 million. There were no such charges during the current year quarter.

    For the reasons set forth above, operating income was $22,000, or 0.2% of sales, for the quarter compared to an operating loss of $3.3 million, or (32.7%) of sales, in the prior year quarter.

    Interest and other expense, net of interest and other income, decreased 8.7%, or $16,000, to $167,000 from $183,000. The net decrease is due to decreased borrowings on the Company's line of credit.

    There was a loss before income taxes of $145,000 in the current year quarter, compared to a loss of $3.5 million for the prior year period.

    There was no provision for income taxes in either quarter reported, due to a loss incurred in each three-month period.

    NINE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO
    NINE MONTHS ENDED DECEMBER 31, 1996

    Sales increased 5.4% or $1,947,000 to $37,766,000 from $35,819,000. This increase in sales for the nine month period reflects increases in sales to the Company's Power, International, Field Service, and Spare Parts customers offset in part by decreases in sales to its Industrial and Aftermarket customers.

    Cost of sales increased 3.8% or $1,185,000 to $32,470,000 from $31,285,000, primarily as a result of the sales increase. As a percentage of sales, cost of sales decreased to 86.0% from 87.3%, primarily due to improved project execution.

    Selling, general and administrative expenses for the nine-month period decreased 17.1% or $1,010,000 to $4,900,000 from $5,910,000. As a percentage of sales, selling, general and administrative expenses for the current year period decreased to 13.0% from 16.5%. The decrease in both dollars and percentage was primarily a result of the Company's restructuring efforts during prior years, and the resultant increased efficiencies during the current year period.

    There were no restructuring charges for the current year period. Restructuring charges for the prior year period totaled $2.2 million.

    For the reasons set forth above, operating income was $396,000, or 1.0% of sales, for the current year period compared to an operating loss of $3.6 million, or (10.0%) of sales, in the prior year period.

    Interest and other expense, net of interest and other income, increased 5.1%, or $24,000, to $499,000 from $475,000. The net increase is primarily due to increased borrowings on the Company's line of credit.

    The Company recorded a net loss of $103,000 for the current year period, compared to a loss of $4.1 million for the prior year period.

    There was no provision for income taxes in either nine-month period reported, due to the loss incurred in each period.

    LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents declined by $819,000 and borrowings under the Company's line of credit increased by $1.6 million during the nine months ended December 31, 1997. This was caused principally by a $3.4 million increase in the Company's net working capital invested in contracts in process offset by proceeds of $864,000 from disposal of assets held for sale.

    Historically the Company has required minimal investment in net working capital in contracts, but it does experience fluctuations in these amounts depending upon the stage of completion of its various contracts and upon the payment terms negotiated as apart of the overall original contract terms and conditions. ("Net working capital invested in contracts" consists of accounts and retainages receivable plus unbilled contract costs and fees, minus accounts payable and minus billings in excess of contract costs and fees. These net amounts were $4.6 million and $1.2 million at December 31, 1997 and March 31, 1997, respectively.) The Company seeks to manage project cash flows in its payment terms negotiations with customers and suppliers, and in adherence to project budgets and schedules.

    New orders received during the nine months ended December 31, 1997 increased 84% from the same period last year, to $64.7 million. The Company believes that there is evidence of improvement in the market for its products, technologies and services, but also believes that, in the short term, the market is exceptionally difficult to predict accurately due to regulatory and other factors, both domestic and international in nature. The Company has attempted to adjust its organization so that it can operate and be profitable on highly variable business levels at or above those experienced in the current and prior fiscal year. However, there can be no assurance that such business levels will occur, that the Company's actions will be successful, or that future losses would not adversely affect the Company's liquidity and capital resource position. The Company believes it has liquidity and capital resources sufficient to maintain its business at its current level of activity due to the following: no significant capital expenditures are expected; historically the Company has required little investment in operating working capital; and its banking arrangements, i.e. those currently available and those which could be obtained, would be adequate to maintain its ongoing business at its current level of activity during the next year.

                           PART II. OTHER INFORMATION


    ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

             (b) No reports on Form 8-K were filed during the quarter ended December 31, 1997.

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

Date:  February 13, 1998