Form 10-K
period 1998-03-31
ENVIRONMENTAL ELEMENTS CORP
filed 1998-06-25
CIK 863893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                    For the Fiscal Year ended March 31, 1998

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

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10K.                                                                    [ ]

The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 5, 1998 was approximately $19.8 million based upon the closing price of $3.875 The number of shares outstanding of the registrant's Common Stock as of June 5, 1998 was 7,036,332.

                       Documents Incorporated by Reference
Portions of the definitive Proxy Statement relating to registrant's Annual Meeting of Stockholders to be held July 31, 1998 are incorporated by reference in Part III of this Form 10-K, with the exception of portions that are not incorporated by reference by their terms. Portions of the registrant's Annual Report to Stockholders for the year ended March 31, 1998 are incorporated by reference in Parts I, II and IV of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    Environmental Elements Corporation (the "Company") designs and supplies proprietary, large-scale, custom-engineered air pollution control systems which enable customers to operate their facilities in compliance with regulatory standards limiting particulate and gaseous emissions. The Company's business strategy is to provide a broad array of proprietary state-of-the-art technologies to traditionally intensive users of air pollution control systems, including two primary customer groups -- electric utilities and private power generators and pulp and paper producers -- in addition to municipal solid waste facilities and other industrial customers.

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

    The Company offers a fluidized bed flue gas desulfurization dry reactor, (known as a circulating dry scrubber or "CDS"(R)) which has special application to both the power generation and municipal solid waste incineration acid rain retrofit markets. During fiscal 1996 and fiscal 1997, the Company successfully started up its first two CDS(R) systems and successfully completed its performance obligations. The CDS(R) technology is licensed from Lurgi GmbH.

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

    In fiscal 1997, the Company entered into its first alliance agreement with a customer under which the Company provides dedicated engineering and field service personnel who will perform inspection, engage in problem-solving and material planning, and make parts recommendations on a system-wide basis, with a goal of reducing our customer's total life cycle costs. During fiscal 1998, the alliance resulted in a large order from the customer for new systems upgrades. The Company intends to continue to focus on opportunities for similar alliances with other important customers.

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

MARKETS SERVED

    The Company has historically followed a strategy of limiting its business to systems and technologies for air pollution control and focusing within that business on selected markets in which the Company believes it can build upon its reputation for expertise and reliability. The Company's current targeted markets are electric utilities and private power generators, pulp and paper producers, developers of municipal solid waste incineration facilities, and certain other process industries throughout the United States, Canada, and selected areas of central Europe, Asia and the Pacific Rim. The Company started up two precipitator projects in Poland in fiscal 1996, and in fiscal 1997, the Company's baghouse and spray dryer emissions control system for a municipal and medical waste incinerator in the United Kingdom commenced operations. In its 1997 fiscal year, the Company received and commenced execution of an award to supply reverse air fabric filter emissions systems at a municipal solid waste incineration plant in Korea. The Company's precipitator technology will be installed in a power plant in China, through a contract awarded to the Company's licensee in fiscal 1997. In fiscal 1998, the Company received two additional orders for equipment and the Company signed an international license agreement in South Korea, Finland, Russia and India.

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

    The Company also offers to the utility industry a range of fabric filter systems to control particulate emissions. In recent years, the Company has been successful in marketing its fabric filter systems to private power projects which either cogenerate electricity and thermal energy or generate electricity alone for sale to utilities and in fiscal 1995 started-up a pulse jet fabric filter system in the utility market. In addition, in response to anticipated substantial demand for solutions to the requirements of acid rain legislation, the Company, under license from Lurgi GmbH, has introduced a state-of-the-art CDS(R) system for the control of sulfur oxide emissions. The Company also offers a proprietary semi-dry scrubbing system using rotary atomizer technology which the Company believes offers the advantages of lighter weight, ease of maintenance, and economy of operation that are particularly significant to smaller electricity-generating facilities.

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

    Municipal solid waste and private waste-to-energy facilities, as well as hazardous waste incineration plants, must comply with stringent federal and state environmental standards. Existing regulations require new solid waste incineration facilities to control both sulfur oxides and hydrogen chloride emissions. Such systems generally include an acid gas scrubbing tower and a modular baghouse for collection of particulates. In fiscal 1997, we successfully placed into operation our emissions system on a municipal and medical waste incinerator in England and a waste-to-energy facility in New York. Also in fiscal 1997, we were awarded a contract to retrofit a waste-to-energy facility in Georgia. In fiscal 1998, we were awarded a contract to retrofit a waste-to-energy facility in Florida. The Company has identified the incineration market as one which will provide an opportunity to market its semi-dry scrubbing systems in the future.

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

BOOKINGS AND BACKLOG INFORMATION

    The information required by this item is contained under the caption "Bookings and Backlog" in "Management's Discussion and Analysis" in the Company's 1998 Annual Report to Shareholders.

RESEARCH AND DEVELOPMENT

    The Company has an ongoing program for development and commercialization of new air pollution control technologies and enhancement of existing technologies. The Company spent approximately $317,000, $139,000, and $347,000, on product development during fiscal 1998, 1997, and 1996, respectively. Among other important product development activities, the Company has developed and acquired patent protection of an advanced technology for the control of sub-micron sized particulate emissions from utility and industrial boilers in order to respond to increasingly stringent regulations for fine particulate emissions. This technology is expected to undergo full-scale commercial demonstration during the current fiscal year. The Company has also developed and introduced into the utility market wide plate spacing precipitators and has developed precipitator dust plates which are shipped and site-assembled more easily than earlier generation dust plates. The Company, in fiscal 1998, has developed a software-based voltage controller with adaptive programming capabilities to enhance precipitator performance.

    The Company has recently advanced its research and development operations beyond its historical product development activities to funded research programs. The Company is working on the enhancement of particulate removal capabilities in certain applications, through a Cooperative Research and Development Agreement with the U.S. Department of Energy, is augmenting its CDS capabilities for mercury and fine particulate control under a Department of Energy SBIR grant, and is studying glow discharge plasma technology under a U.S. Department of Defense STTR grant.

PATENTS

    The Company owns or has the rights to a number of patents, patent applications, and other proprietary technologies which are important to various aspects of its business. While many individual patents are not considered material to the conduct of the Company's business as a whole, the Company views its newly acquired patent protection with respect to its fine particulate agglomerator technology as potentially providing the Company with a significant advantage in the marketing of its precipitators. Generally, however, the Company believes that its ability to compete in the air pollution control industry depends primarily on its engineering and technological expertise, rather than on patent protection.

SALES AND MARKETING

    The Company's sales and marketing efforts are organized along market lines--power industry, industrial, and aftermarket. The Company has integrated field service resources of the original equipment and aftermarket divisions into regional sales representation for each of its markets, allowing it to build long-term customer relationships. The sales efforts are technical in nature and involve its sales and marketing professionals, supported by the Company's senior technical and management professionals. A significant portion of the Company's sales are made through architectural and engineering firms, which play an important role in the preparation of specifications for air pollution control systems. The Company's sales and marketing group consists of industry and regional sales managers and sales representatives.

    Although the Company seeks to obtain repeat business from its customers, it does not depend on any single customer to maintain its level of activity from year to year. No customer accounted for more than 10% of the Company's sales in fiscal 1998, three customers accounted for 33% of the Company's sales in fiscal 1997; and another customer accounted for 21% of the Company's sales in fiscal 1996. At fiscal year end 1998, approximately 43% of the Company's accounts and retainages receivable were due from companies within the pulp and paper industry and approximately 33% were due from companies within the power industry.

    All of the Company's foreign sales are generated through royalties from international licensees or from export sales, which were less than 10% of consolidated sales in fiscal years 1998, 1997, and 1996. In order to take advantage of certain overseas market opportunities, the Company has established licensing agreements with companies in the People's Republic of China, India, Russia, South Korea, Finland, and Brazil under which the Company is entitled to royalties based upon sales in the licensed territory. These agreements do not currently represent a material source of income. In addition to the license, the Company has established, with its Chinese licensee, a production joint venture in China which commenced production, in fiscal 1998, of certain precipitator components for use by the Company and its licensee.

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

    The Company operates under an agreement with Teco Industries of Maryland, Inc., an equipment manufacturer, pursuant to which the manufacturer meets the Company's domestic requirements for production of certain internal components of electrostatic precipitators (i.e., electrodes and collecting plates) at pre-determined prices and terms. The loss of this supplier, or the supplier's inability to perform, could subject the Company to a temporary delay and possible cost increases. The Company does not believe, however, that such loss would have a material adverse effect on the Company because the Company has other adequate sources for these components, including the fabrication facility of which it is a joint venture partner in Anhui Province, China.

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

    In 1990, amendments to the Clean Air Act were adopted which address, among other things, the country's acid rain problem by imposing strict controls on the emissions of sulfur oxides caused by the combustion of coal and other solid fuels. The power generation market is the first to face the compliance standards set by the amendments. Under the legislation, coal-burning power plants are required to comply with new emissions standards in two phases. The first phase, beginning with enactment of the amendments and generally ending in 1995 or 1996, required reduced emissions levels leading to full compliance, with limited exceptions, by the end of the second phase in the year 2000. During 1997 EPA approved regulations which are expected to significantly increase the number of companies subject to regulation for ozone related emissions, and for emissions of particles at a much smaller size than previously regulated.

    In its operations, the Company is subject to federal, state and local laws and regulations concerning environmental, safety, occupational and health standards. Expenditures required in fiscal 1998 by such laws were not material to the Company's business and the Company is not at a competitive disadvantage by reason of compliance with such laws.

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

EMPLOYEES

    As of March 31, 1998, the Company had 131 full-time employees, of whom more than 75% were engineers and other professionals and technical employees. The Company also hires contract and other temporary personnel to meet the requirements of particular contracts, as well as contract personnel to carry out construction supervisory functions. The Company's professional staff includes chemical engineers, electrical engineers, mechanical engineers, civil engineers, and computer scientists. Although the Company depends on professional employees for performance of its services, it has not experienced any difficulty in employing such personnel to satisfy its requirements. None of the Company's employees is represented by a union. The Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

    Substantially all of the Company's operations, including administration, engineering, design, and sales operations are conducted from its Baltimore headquarters, located in a modern office building with approximately 100,000 square feet of leased space. The Company occupies approximately 50,000 square feet of this space and subleases a portion of the remaining space. See Note 6 of the "Notes to Consolidated Financial Statements" in the Company's 1998 Annual Report to Shareholders, incorporated by reference herein, for a description of the rent and other lease terms.

    The Company additionally leases approximately 30,000 square feet of office and warehouse space in Baltimore, Maryland for its research and development, and inventory operations.

    The Company is a party to a joint venture which, commencing in the 1998 fiscal year, operates a factory in Bengbu, Anhui Province, China, which fabricates precipitator components.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 1998.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

    The Company's Common Stock is traded on the New York Stock Exchange under the symbol "EEC."

    As of June 5, 1998, there were 229 record holders of the Company's Common Stock. The closing price of the Common Stock on June 5, 1998 was $3.875.

    The additional information required by this item is contained under "Investor Information" on page 25 and in Note 10 of the "Notes to Consolidated Financial Statements" on page 21 of the Company's 1998 Annual Report to Shareholders. Such information is incorporated herein by reference to the Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA

    The selected consolidated financial data provided on page 24 of the Company's 1998 Annual Report to Shareholders should be read in conjunction with "Management's Discussion and Analysis" and the Consolidated Financial Statements and the "Notes to Consolidated Financial Statements" included in the Company's 1998 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this item is contained on pages 10 and 11 of the Company's 1998 Annual Report to hareholders. Such information is incorporated herein by reference to the Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this item is contained in the Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing on pages 12 through 21 of the Company's 1998 Annual Report to Shareholders and the Quarterly Financial Data appearing in Note 10 of the "Notes to Consolidated Financial Statements" appearing on page 21 of the Company's 1998 Annual Report to Shareholders. Such information is incorporated herein by reference to the Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    (a) Directors - The information with respect to Directors required by this item is incorporated by reference to the Registrant's 1998 Proxy Statement to be filed with the Securities and Exchange Commission, under the headings "Election of Directors," "Directors Continuing in Office," and "Certain Information Regarding the Board of Directors and Committees of the Board."

    (b) Executive Officers - Information regarding certain executive officers of the Company appears in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders.

    (c) In addition, the following information is being provided in response to the requirements of Item 405 of Regulation S-K. To the Registrant's knowledge, during the fiscal year ended March 31, 1998, all filing requirements applicable to officers, directors, and greater than 10% beneficial owners of the common shares of the Registrant under Section 16(a) of the Securities Exchange Act of 1934, as amended, were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this item is incorporated herein by reference to the Registrant's 1998 Proxy Statement to be filed with the Securities and Exchange Commission, under the headings "Executive Compensation and Related Information."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated herein by reference to the Registrant's 1998 Proxy Statement to be filed with the Securities and Exchange Commission, under the heading "Security Ownership."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this item is incorporated herein by reference to the Registrant's 1998 Proxy Statement to be filed with the Securities and Exchange Commission, under the heading "Certain Relationships and Related Transactions" and under the heading "Employment and Non-Competition Agreements."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as a part of this report:

    1. The following consolidated financial statements included in the 1998 Annual Report to Shareholders for the year ended March 31, 1998 are incorporated herein by reference under Item 8 of this Report:

                                                                  Page Number in
                                                                   Annual Report

         Consolidated Statements of Operations for the years
           ended March 31, 1998, 1997, and 1996                          12
         Consolidated Balance Sheets as of March 31, 1998
           and 1997                                                      13
         Consolidated Statements of Cash Flows for the
           years ended March 31, 1998, 1997, and 1996                    14
         Consolidated Statements of Stockholders' Investment
           as of  March 31, 1998, 1997, and 1996                         15
         Notes to Consolidated Financial Statements                      16-21
         Management's Responsibility for Financial Statements            22
         Report of Independent Public Accountants                        23

                                                                     Page Number
                                                                       in 10-K

    2.   Financial Statement Schedules (included on pages
           S-1 of this Report):
         Report of Independent Public Accountants on Schedules           S-1
         Valuation and Qualifying Accounts for the years ended
           March 31, 1998, 1997, and 1996 (Schedule II)                  S-2

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

      10.3(b) - The Registrant's Replacement 401(k) Retirement Savings Plan, dated July 1, 1997, filed herewith.

      10.4 - The Registrant's Employee Stock Option Plan, as amended, (incorporated by reference to Form S-8 Registration Statement (File No. 33-38400) filed with the Commission on December 21,
                  1990).

      10.5 - Environmental Elements Corporation Supplemental Pension Agreement dated March 1, 1995, between Registrant and Richard E. Hug (incorporated by reference to Form 10-K filed with the Commission on June 26, 1996).

`     10.5(a)     Environmental Elements Corporation Supplemental Pension
                  Agreement dated July 1, 1996 between Registrant and John C.
                  Nichols, (incorporated by reference to Form 10-K filed with the Commission on June 23, 1997).

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

      10.6(c) - Second Amendment to Revolving Credit and Letter of Credit Agreement, First Amendment to Line of Credit Promissory Note and Security Agreement, dated October 25, 1995 between the Registrant and Mercantile-Safe Deposit and Trust Co (incorporated by reference to Form 10-Q filed with the Commission on February 14, 1996).

      10.6(d) - Amendment to Revolving Credit and Letter of Credit Agreement dated May 10, 1996 between the Registrant and Mercantile-Safe Deposit and Trust Company (incorporated by referenced to Form 10-K filed with the Commission on June 26, 1996).

      10.6(e) - Letter Amendment dated May 5, 1997 to Revolving Credit and Letter of Credit Agreement between the Registrant and Mercantile-Safe Deposit and Trust Company dated November 23, 1993, (incorporated by reference to Form 10-K filed with the Commission on June 23, 1997).

      10.6(f) - First Amendment to Security Agreement, Second Amendment to Line of Credit Promissory Note, and Third Amendment to Revolving Credit and Letter of Credit Agreement dated June 12, 1998, between Registrant and Mercantile-Safe Deposit and Trust Company, filed herewith.

      10.7 - License, Cooperation and Supply Agreement dated May 5, 1988 between the Registrant and Komline-Sanderson Engineering Corporation (incorporated by reference to Form S-1 Registration Statement (File No. 33-35802) filed with the Commission on May 25, 1990).

      10.8        - Omitted.

      10.9 - Shareholders' Agreement dated February 2, 1990 by and among the Registrant and certain shareholders of the Registrant (incorporated by reference to Amendment No. 1 to Form S-1 Registration Statement (File No. 33-35802) filed with the Commission on July 5, 1990).

      10.10 - Employment Agreement dated March 29, 1996 between Registrant and E. H. Verdery (incorporated by reference to Form 10-K filed with the Commission on June 26, 1996).

      10.11 - Separation and Non-Competition Agreement dated April 1, 1997 between Registrant and F. Bradford Smith, (incorporated by reference to Form 10-K filed with the Commission on June 23, 1997).

      10.12 - Agreement dated May 26, 1993 between the Registrant and Teco Industries of Maryland, Inc. filed with the Commission on August 13, 1993.

      11 - Statement re: Computation of Income per Share, filed herewith.

      13 - A copy of the 1998 Annual Report to Shareholders is attached hereto. Such report, except for those portions thereof which are incorporated by reference in this Form 10-K, is furnished for the information of the Commission and is not deemed "filed."

      21 - Subsidiaries of the Registrant (incorporated by reference to Form 10-K filed with the Commission on June 26, 1996.)

(b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Environmental Elements Corporation
(Registrant)

/s/ James B. Sinclair
__________________________________
James B. Sinclair
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ E. H. Verdery                             June 22, 1998
__________________________________            _____________
E. H. Verdery                                 Date

Chairman of the Board of Directors,
President and Chief Executive Officer

/s/ Richard E. Hug                            June 22, 1998
__________________________________            _____________
Richard E. Hug                                Date
Director

/s/ Barry Koh                                 June 22, 1998
__________________________________            _____________
Barry Koh  Date                               Date
Director

/s/ John C. Nichols                           June 22, 1998
__________________________________            _____________
John C. Nichols                               Date
Director and Secretary

/s/ James S. Potts                            June 22, 1998
__________________________________            _____________
James S. Potts                                Date
Director

/s/ F. Bradford Smith                         June 22, 1998
__________________________________            _____________
F. Bradford Smith                             Date
Director

/s/ Samuel T. Woodside                        June 22, 1998
__________________________________            _____________
Samuel T. Woodside                            Date
Director

/s/ Russell R. Jones                          June 22, 1998
__________________________________            _____________
Russell R. Jones                              Date
Director

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

    To Board of Directors and Shareholders of the Environmental Elements
Corporation:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in the Environmental Elements Corporation and subsidiaries' annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated May 15, 1998. Our audits were made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedule listed in the index above is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                       Arthur Andersen, LLP
                                       ____________________
                                       Arthur Andersen, LLP

Baltimore, Maryland,
May 15, 1998

                                                                     SCHEDULE II

                       ENVIRONMENTAL ELEMENTS CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                                                                  RESERVE FOR
                                            ALLOWANCE FOR        DISCONTINUED
                                          DOUBTFUL ACCOUNTS       OPERATIONS
                                          -----------------       ----------

Balance, March 31, 1995                       $ 250,000            $ 108,000
Charged (credited) to profit and loss            46,000                   --
   (Deductions) additions                            --              (17,000)
                                              ---------            ---------


Balance, March 31, 1996                         296,000               91,000
Charged (credited) to profit and loss           (59,000)                  --
   (Deductions) additions                      (124,000)             (91,000)
                                              ---------            ---------


Balance, March 31, 1997                         113,000                   --
Charged (credited) to profit and loss                --                   --
   (Deductions) additions                       105,000                   --
                                              ---------            ---------


Balance, March 31, 1998                       $ 218,000            $      --
                                              =========            =========

                                  EXHIBIT INDEX

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

      10.3(b) - The Registrant's 401(k) Replacement Retirement Savings Plan, dated July 1, 1997, filed herewith.

      10.4 - The Registrant's Employee Stock Option Plan, as amended, (incorporated by reference to Form S-8 Registration Statement (File No. 33-38400) filed with the Commission on December 21,
                  1990).

      10.5 - Environmental Elements Corporation Supplemental Pension Agreement dated March 1, 1995, between Registrant and Richard E. Hug (incorporated by reference to Form 10-K filed with the Commission on June 26, 1996).

      10.5(a) - Environmental Elements Corporation Supplemental Pension Agreement dated July 1,

                  1996 between Registrant and John C. Nichols, (incorporated by reference to Form 10-K filed with the Commission on June 23, 1997).

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

      10.6(c) - Second Amendment to Revolving Credit and Letter of Credit Agreement, First Amendment to Line of Credit Promissory Note and Security Agreement, dated October 25, 1995 between the Registrant and Mercantile-Safe Deposit and Trust Co (incorporated by reference to Form 10-Q filed with the Commission on February 14, 1996).

      10.6(d) - Amendment to Revolving Credit and Letter of Credit Agreement dated May 10, 1996 between the Registrant and Mercantile-Safe Deposit and Trust Company (incorporated by referenced to Form 10-K filed with the Commission on June 26, 1996).

      10.6(e) - Letter Amendment dated May 5, 1997 to Revolving Credit and Letter of Credit Agreement between the Registrant and Mercantile-Safe Deposit and Trust Company dated November 23, 1993, (incorporated by reference to Form 10-K filed with the Commission on June 23, 1997).

      10.6(f) - First Amendment to Security Agreement, Second Amendment to Line of Credit Promissory Note, and Third Amendment to Revolving Credit and Letter of Credit Agreement dated June 12, 1998, between Registrant and Mercantile-Safe Deposit and Trust Company, filed herewith.

      10.7 - License, Cooperation and Supply Agreement dated May 5, 1988 between the Registrant and Komline-Sanderson Engineering Corporation (incorporated by reference to Form S-1 Registration Statement (File No.33-35802) filed with the Commission on May 25, 1990).

      10.8        - Omitted.

      10.9 - Shareholders' Agreement dated February 2, 1990 by and among the Registrant and certain shareholders of the Registrant (incorporated by reference to Amendment No. 1 to Form S-1 Registration Statement (File No. 33-35802) filed with the Commission on July 5, 1990).

      10.10 - Employment Agreement dated March 29, 1996 between Registrant and E. H. Verdery (incorporated by reference to Form 10-K filed with the Commission on June 26, 1996).

      10.11 - Separation and Non-Competition Agreement dated April 1, 1997 between Registrant and F. Bradford Smith, (incorporated by reference to Form 10-K filed with the Commission on June 23, 1997).

      10.12 - Agreement dated May 26, 1993 between the Registrant and Teco Industries of Maryland, Inc. filed with the Commission on August 13, 1993.

      11 - Statement re: Computation of Income per Share, filed herewith.

      13 - A copy of the 1998 Annual Report to Shareholders is attached hereto. Such report, except for those portions thereof which are incorporated by reference in this Form 10-K, is furnished for the information of the Commission and is not deemed "filed."

      21 - Subsidiaries of the Registrant (incorporated by reference to Form 10-K filed with the Commission on June 26, 1996.)