Form 10-Q
period 1998-06-30
ENVIRONMENTAL ELEMENTS CORP
filed 1998-07-31
CIK 863893

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

                         For the quarterly period ended

                                 JUNE 30, 1998

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

7,042,248 shares of common stock, $.01 par value per share, as of July 27, 1998.

                       ENVIRONMENTAL ELEMENTS CORPORATION

                                   FORM 10-Q

                         FOR THE QUARTERLY PERIOD ENDED

                                 JUNE 30, 1998

    PART I:  FINANCIAL INFORMATION

    Item 1.    Financial Statements

               Consolidated Balance Sheets as of

                  June 30, 1998 and March 31, 1998 ........................... 3

               Consolidated Statements of Income for

                  the Periods Ended June 30, 1998 and 1997 ................... 4

               Consolidated Statements of Cash Flows for

                  the Three Months Ended June 30, 1998 and 1997............... 5

               Notes to Consolidated Financial Statements .................... 6

    Item 2.    Management's Discussion and Analysis of

                  Financial Condition and Results of Operations............... 8

    PART II:  OTHER INFORMATION

    Item 6.    Exhibits and Reports on Form 8-K.............................. 12

                    ---------------------------------------
    Certain of the statements included in this Form 10-Q are forward-looking statements. These statements involve risks and uncertainties that could cause the actual results to differ from those expressed or implied by such statements. These factors include loss of new orders, increased competition, changes in environmental regulations, and other factors, including but not limited to, operating losses, declines in markets for the Company's products and services, and insufficient capital resources. Information on factors that could affect the Company's financial results are set forth in the Company's filings with the Securities and Exchange Commission including the report on Form 10-K for the Company's fiscal year ended March 31, 1998.

              Environmental Elements Corporation and Subsidiaries
                          Consolidated Balance Sheets
                     As of June 30, 1998 and March 31, 1998

                                                                   June 30,        March 31,
---------------------------------------------------------------------------------------------
                                                                     1998            1998
---------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                      $  1,363,000    $    958,000
  Accounts and retainage receivable, net of allowance for
    doubtful accounts of $251,000 and $218,000, respectively       11,935,000       9,709,000
  Unbilled contract costs and fees                                 11,015,000      13,877,000
  Inventories                                                       1,226,000         760,000
  Prepaid expenses and other current assets                         1,713,000       1,970,000
                                                                 ------------    ------------
    Total Current Assets                                           27,252,000      27,274,000
                                                                 ------------    ------------

Property and equipment:
  Capital lease, building and improvements                          7,200,000       7,200,000
  Machinery, equipment, furniture and fixtures                      3,044,000       3,032,000
                                                                 ------------    ------------
                                                                   10,244,000      10,232,000
  Less -- Accumulated depreciation and amortization                 4,282,000       4,084,000
                                                                 ------------    ------------
    Property and equipment, net                                     5,962,000       6,148,000
                                                                 ------------    ------------
Other assets                                                          900,000         940,000
                                                                 ------------    ------------
    Total Assets                                                 $ 34,114,000    $ 34,362,000
                                                                 ============    ============

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
  Accounts payable                                               $ 16,944,000    $ 16,378,000
  Billings in excess of contract costs and fees                     2,617,000       1,462,000
  Accrued payroll and related expenses                                619,000         509,000
  Accrued and other liabilities                                     2,073,000       1,875,000
                                                                 ------------    ------------
    Total Current Liabilities                                      22,253,000      20,224,000
Long-term capital lease obligation                                  2,217,000       2,217,000
Note Payable                                                        2,700,000       5,200,000
Other non-current liabilities                                         455,000         456,000
                                                                 ------------    ------------
    Total Liabilities                                              27,625,000      28,097,000
                                                                 ------------    ------------

Commitments and contingencies

Stockholders' investment:
  Common stock, par value $.01 per share; 20,000,000 shares
    authorized; 7,042,248 and 7,034,759 shares issued,
    respectively                                                       71,000          71,000
  Paid-in capital                                                  28,076,000      28,047,000
  Accumulated comprehensive income                                   (101,000)        (89,000)
  Retained deficit                                                (21,557,000)    (21,764,000)
                                                                 ------------    ------------
    Total Stockholders' Investment                                  6,489,000       6,265,000
                                                                 ------------    ------------

    Total Liabilities and Stockholders' Investment               $ 34,114,000    $ 34,362,000
                                                                 ============    ============


The accompanying notes are an integral part of these statements.

              Environmental Elements Corporation and Subsidiaries
                       Consolidated Statements of Income
                  For the Periods Ended June 30, 1998 and 1997
                                  (Unaudited)


                                                                    Three Months Ended
                                                                         June 30,
-----------------------------------------------------------------------------------------
                                                                   1998           1997
-----------------------------------------------------------------------------------------
Sales                                                          $16,543,000    $13,924,000
Cost of sales                                                   14,465,000     12,167,000
                                                               --------------------------
    Gross Profit                                                 2,078,000      1,757,000
                                                               --------------------------

Selling, general and administrative expenses                     1,704,000      1,578,000
                                                               --------------------------
    Operating Income                                               374,000        179,000


Interest and other expense, net                                   (167,000)      (165,000)
                                                               --------------------------
    Income before Income Taxes                                     207,000         14,000


Provision for income taxes                                            --             --
                                                               --------------------------
    Net income                                                 $   207,000    $    14,000
                                                               ==========================

Earnings per share:
  Basic                                                        $      0.03    $      --
                                                               ==========================
  Diluted                                                      $      0.03    $      --
                                                               ==========================

Weighted average common shares outstanding
  Basic                                                          7,037,483      6,970,853
  Diluted                                                        7,229,074      6,970,853


The accompanying notes are an integral part of these statements.

              Environmental Elements Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                          As of June 30, 1998 and 1997

-------------------------------------------------------------------------------------------------------
                                                                                  1998           1997
-------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                 $   207,000    $    14,000
  Non-cash items:
    Depreciation and amortization                                                218,000        219,000
    Stock contributions to savings plan                                           29,000           --
  Changes in operating assets and liabilities
    (Increase) in accounts and retainages receivable, net                     (2,226,000)      (922,000)
    Decrease (increase) in unbilled contract costs and fees                    2,862,000     (3,832,000)
    (Increase) in inventories                                                   (466,000)      (170,000)
    Decrease in prepaid expenses and other current assets                        257,000        305,000
    Increase in accounts payable                                                 566,000      4,016,000
    Increase (decrease) in billings in excess of contract costs and fees       1,155,000     (1,055,000)
    Disposal of assets held for sale                                                --          864,000
    Increase (decrease) in accrued payroll and related expenses                  110,000       (133,000)
    Increase (decrease) in accrued and other current liabilities                 198,000       (142,000)
    Decrease in net liabilities of discontinued operations                        (8,000)        (6,000)
    Increase in other non-current liabilities                                      7,000         79,000
                                                                             -----------    -----------
      Net Cash Flows Provided by (Used in) Operating Activities                2,909,000       (833,000)
                                                                             -----------    -----------

Cash flows from investing activities:
  Purchases of property and equipment                                            (12,000)      (182,000)
  Decrease in other assets                                                        21,000           --
                                                                             -----------    -----------
      Net Cash Flows Provided by (Used in) Investing Activities                    9,000       (182,000)
                                                                             -----------    -----------

Cash flows from financing activities:
  Issuance of common stock                                                          --           10,000
  (Decrease) increase in borrowings under line of credit                      (2,500,000)       515,000
  Change in cumulative translation adjustment                                    (13,000)        24,000
                                                                             -----------    -----------
      Net Cash Flows (Used in) Provided by Financing Activities               (2,513,000)       549,000
                                                                             -----------    -----------

      Net Increase (Decrease) in Cash and Cash Equivalents                       405,000       (466,000)

Cash and Cash Equivalents, beginning of period                                   958,000      1,684,000
                                                                             -----------    -----------
Cash and Cash Equivalents, end of period                                     $ 1,363,000    $ 1,218,000
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

2.  PER SHARE DATA:

    During the fiscal year ended March 31, 1998, the Company adopted SFAS No. 128, "Earnings Per Share." Basic earnings per common share was computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share was computed assuming the terms and conditions for the common stock options were met and converted.

3.  INVENTORIES:

    Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist principally of purchased parts held for use in contracts and as spare parts.

4.  SUPPLEMENTAL CASH FLOW INFORMATION:

    In non-cash financing transactions during the three months ended June 30, 1998 and 1997, the Company issued 6,489 and 4,055 shares, respectively of its common stock as matching contributions under its 401k savings plan.

    Amounts paid in cash for interest during the three months ended June 30, 1998 and 1997 were $226,000 and $80,000, respectively. Amounts paid for income taxes in the three months ended June 30, 1998 and 1997 were $10,000 and $7,000, respectively.

5.  NEW ACCOUNTING STANDARDS:

    The Company adopted SFAS No. 130, "Reporting Comprehensive Income." during the three months ended June 30, 1998. The adoption of SFAS No 130 did not have a material effect on the Company's consolidated financial statements. The components of comprehensive income included cumulative translation adjustments.

    Item 2      MANAGEMENT'S DISCUSSION AND ANALYSIS

    The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report and the audited Financial Statements and Management's Discussion and Analysis contained in the Company's Form 10-K for the fiscal year ended March 31, 1998.

    RESULTS OF OPERATIONS

    The following table sets forth the percentage relationships to sales of selected items in the Company's consolidated statements of income (unaudited) for the periods indicated:

                                                          Three Months Ended
                                                                June 30,
                                                           1998         1997
                                                           ----         ----

     Sales............................................     100.0%       100.0%

     Cost of Sales....................................      87.4         87.4
                                                            ----         ----

            Gross Profit..............................      12.6         12.6

     Selling, general and administrative expenses.....      10.3         11.3
                                                            ----         ----

            Operating Income..........................       2.3%         1.3%
                                                            ====         ====


    THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO
    THREE MONTHS ENDED  JUNE 30, 1997

    Sales increased 18.8% or $2,619,000 to $16,543,000 from $13,924,000. The increase in sales for the three-month period are primarily related to increased sales to the Company's Power and Aftermarket customers.

    Cost of sales increased 18.9% or $2,298,000 to $14,465,000 from $12,167,000.
    The increase in dollars resulted from the increase in sales volume for the current year quarter. As a percentage of sales, cost of sales remained the same in the current year period as in the prior year, at 87.4%.

    Selling, general and administrative expenses increased 8.0% or $126,000 to $1,704,000 from $1,578,000. The increase in dollars was primarily due to the Company's increased business levels. As a percentage of sales, selling, general and administrative expenses decreased to 10.3% from 11.3%. The decrease in percentage was primarily a result of the Company's restructuring efforts during prior years, and the resultant increased efficiencies during the current year quarter.

    For the reasons set forth above, operating income increased 108.9%, or $195,000, to $374,000, or 2.3% of sales, for the quarter, versus operating income of $179,000, or 1.3% of sales, in the prior year quarter.

    Interest and other expense, net of interest and other income, increased 1.2%, or $2,000, to $167,000 from $165,000. Interest expense between the quarters has remained consistent.

    Income before income taxes was $207,000, or 1.3% of sales, in the current year quarter, compared to $14,000, or 0.1% of sales, for the prior year period.

    There was no provision for income taxes in either quarter reported because the effects of the Company's net operating loss carryforwards from prior years substantially eliminated taxes on current year income.

    LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents increased by $405,000 and borrowings under the Company's line of credit decreased by $2.5 million during the three months ended June 30, 1998. This was caused principally by the $2.9 million in cash generated from operating activity during the three months ended June 30, 1998.

    Historically the Company has required minimal investment in net working capital in contracts, but it does experience fluctuations in these amounts depending upon the stage of completion of its various contracts and upon the payment terms negotiated as a part of the overall original contract terms and conditions. ("Net working capital invested in contracts" consists of accounts and retainages receivable plus unbilled contract costs and fees, minus accounts payable and minus billings in excess of contract costs and fees. These net amounts were $3.4 million and $5.7 million at June 30, 1998 and March 31, 1998, respectively.) The Company seeks to manage project cash flows in its payment terms negotiations with customers and suppliers, and in adherence to project budgets and schedules.

    The Company and its bank agreed during the prior fiscal year ended March 31, 1998 to increase the Company's secured open line of credit from $7 million to $10 million. During the quarter ended June 30, 1998, the Company and its bank agreed to expand the line of credit to $12 million for a two year term.

    The Company's backlog of unfilled orders at June 30, 1998 increased 97.6% to $65.0 million from $32.9 million at June 30, 1997. New orders received during the three months ended June 30, 1998 decreased 9% from the same period last year, to $11.8 million. The Company believes that there has been evidence of improvement over the past year in the market for its products, technologies and services, but also believes that, in the short term, the market is exceptionally difficult to predict accurately due to regulatory and other factors, both domestic and international in nature. The Company has attempted to adjust its organization so that it can operate and be profitable on highly variable business levels at or above those experienced in the current and prior fiscal year. However, there can be no assurance that such business levels will occur, that the Company's actions will be successful, or that future losses would not adversely affect the Company's liquidity and capital resource position. The Company believes it has liquidity and capital resources sufficient to maintain its business at its current level of activity due to the following: no significant capital expenditures are expected; historically the Company has required little investment in operating working capital; and its banking arrangements, i.e. those currently available and those which could be obtained, would be adequate to maintain its ongoing business at its current level of activity during the next year.

                           PART II. OTHER INFORMATION

    ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

             (b) No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               ENVIRONMENTAL ELEMENTS CORPORATION
                                           (Registrant)

                               /s/ James B. Sinclair
                               _____________________
                               James B. Sinclair
                               Vice President and
                               Chief Financial Officer



Date:  July 31, 1998