Form 10-Q
period 1998-09-30
ENVIRONMENTAL ELEMENTS CORP
filed 1998-11-13
CIK 863893

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                         For the quarterly period ended

                               September 30, 1998


                         Commission File Number 1-10955
                         ------------------------------


                       ENVIRONMENTAL ELEMENTS CORPORATION
             (Exact name of registrant as specified in its charter)




                DELAWARE                               52-1303748

   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                 Identification No.)



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

       7,049,512 shares of common stock, $.01 par value per share, as of
                               November 4, 1998.

                       ENVIRONMENTAL ELEMENTS CORPORATION

                                   FORM 10-Q

                         FOR THE QUARTERLY PERIOD ENDED

                               SEPTEMBER 30, 1998




PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of
           September 30, 1998 and March 31, 1998....................... 3

         Consolidated Statements of Income for
           the Periods Ended September 30, 1998 and 1997............... 4

         Consolidated Statements of Cash Flows for
           the Six Months Ended September 30, 1998 and 1997............ 5

         Notes to Consolidated Financial Statements.................... 6


Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations............... 8


PART II: OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K............................. 13


Signatures.............................................................14

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

              Environmental Elements Corporation and Subsidiaries
                          Consolidated Balance Sheets
                  As of September 30, 1998 and March 31, 1998

                                                                        September 30,         March 31,
---------------------------------------------------------------------------------------------------------
                                                                            1998                1998
---------------------------------------------------------------------------------------------------------
                                                                         (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents............................................  $  1,918,000        $    958,000
  Accounts and retainage receivable, net of allowance for doubtful
    accounts of $234,000 and $218,000, respectively....................    15,432,000           9,709,000
  Unbilled contract costs and fees.....................................    13,009,000          13,877,000
  Inventories..........................................................       839,000             760,000
  Prepaid expenses and other current assets............................     1,662,000           1,970,000
                                                                         ------------        ------------
    Total Current Assets...............................................    32,860,000          27,274,000
                                                                         ------------        ------------

Property and equipment:
  Capital lease, building and improvements.............................     7,242,000           7,200,000
  Machinery, equipment, furniture and fixtures.........................     3,126,000           3,032,000
                                                                         ------------        ------------
                                                                           10,368,000          10,232,000
  Less - Accumulated depreciation and amortization.....................     4,481,000           4,084,000
                                                                         ------------        ------------
    Property and equipment,net.........................................     5,887,000           6,148,000
                                                                         ------------        ------------
Other assets...........................................................       879,000             940,000
                                                                         ------------        ------------
    Total Assets.......................................................  $ 39,626,000        $ 34,362,000
                                                                         ============        ============

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
  Accounts payable.....................................................  $ 22,095,000         $16,378,000
  Billings in excess of contract costs and fees........................     2,817,000           1,462,000
  Accrued payroll and related expenses.................................       687,000             509,000
  Accrued and other current liabilities................................     1,946,000           1,875,000
                                                                         ------------        ------------
    Total Current Liabilities..........................................    27,545,000          20,224,000
Long-term capital lease obligation.....................................     2,093,000           2,217,000
Note Payable...........................................................     2,700,000           5,200,000
Other non-current liabilities..........................................       458,000             456,000
                                                                         ------------        ------------
    Total Liabilities..................................................    32,796,000          28,097,000
                                                                         ------------        ------------
Commitments and contingencies
Stockholders' investment:
  Common stock, par value $.01 per share; 20,000,000 shares authorized;
    7,049,512 and 7,034,759 shares issued, respectively................        71,000              71,000
  Paid-in capital......................................................    28,099,000          28,047,000
  Accumulated comprehensive income.....................................      (130,000)            (89,000)
  Retained deficit  ...................................................   (21,210,000)        (21,764,000)
                                                                         ------------        ------------
    Total Stockholders' Investment.....................................     6,830,000           6,265,000
                                                                         ------------        ------------

    Total Liabilities and Stockholders' Investment.....................  $ 39,626,000        $ 34,362,000
                                                                         ============        ============



The accompanying notes are an integral part of these statements.

              Environmental Elements Corporation and Subsidiaries
                       Consolidated Statements of Income
               For the Periods Ended September 30, 1998 and 1997
                                  (Unaudited)

                                                             Three Months Ended                 Six Months Ended
                                                                September 30,                    September 30,
----------------------------------------------------------------------------------------------------------------------
                                                            1998            1997             1998             1997
----------------------------------------------------------------------------------------------------------------------
Sales................................................   $20,757,000     $11,456,000       $37,301,000     $25,380,000
Cost of sales........................................    18,464,000       9,723,000        32,930,000      21,890,000
                                                        ----------------------------      ----------------------------
     Gross Profit....................................     2,293,000       1,733,000         4,371,000       3,490,000
                                                        ----------------------------      ----------------------------

Selling, general and administrative expenses.........     1,804,000       1,538,000         3,507,000       3,116,000
                                                        ----------------------------      ----------------------------
     Operating  Income...............................       489,000         195,000           864,000         374,000

Interest and other expense, net......................      (143,000)       (167,000)         (311,000)       (332,000)
                                                        -----------------------------     -----------------------------
     Income before Income Taxes......................       346,000          28,000           553,000          42,000

Provision for income taxes...........................            --              --                --              --
                                                        -----------------------------     -----------------------------
     Net income......................................   $   346,000     $    28,000       $   553,000     $    42,000
                                                        =============================     =============================


Earnings per share:
     Basic...........................................   $      0.05     $        --       $      0.08     $      0.01
                                                        =============================     =============================
     Diluted.........................................   $      0.05     $        --       $      0.08     $      0.01
                                                        =============================     =============================

Weighted average common shares outstanding:
     Basic...........................................     7,045,322       6,979,328         7,041,424       6,975,113
     Diluted.........................................     7,143,823       7,012,895         7,186,449       7,003,682


The accompanying notes are an integral part of these statements.

              Environmental Elements Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                       As of September 30, 1998 and 1997

--------------------------------------------------------------------------------------------------------------
                                                                                   1998                1997
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income ............................................................... $   553,000           $    42,000
  Non-cash items:
    Depreciation and amortization...........................................     438,000               435,000
    Stock contributions to savings plan.....................................      52,000                10,000
  Changes in operating assets and liabilities:..............................
    (Increase) decrease in accounts and retainages receivable, net..........  (5,723,000)              182,000
    Decrease (increase) in unbilled contract costs and fees.................     868,000            (2,462,000)
    (Increase)  in inventories..............................................     (79,000)             (145,000)
    Decrease in prepaid expenses and other current assets...................     308,000                49,000
    Increase in accounts payable............................................   5,717,000             1,894,000
    Increase (decrease) in billings in excess of contract costs and fees...    1,355,000              (648,000)
    Disposal of assets held for sale........................................          --               864,000
    Increase (decrease) in accrued payroll and related expenses.............     178,000              (135,000)
    Increase (decrease) in accrued and other current liabilities............      71,000              (261,000)
    Decrease in net liabilities of discontinued operations..................     (11,000)               (5,000)
    Increase in other non-current liabilities...............................      13,000                86,000
                                                                             -----------           -----------
      Net Cash Flows Provided by (Used in) Operating Activities.............   3,740,000               (94,000)
                                                                             -----------           -----------

Cash flows from investing activities:
  Purchases of property and equipment.......................................    (136,000)             (273,000)
  Decrease (increase) in other assets.......................................      21,000                (9,000)
                                                                             -----------           -----------
      Net Cash Flows (Used in) Investing Activities.........................    (115,000)             (282,000)
                                                                             -----------           -----------

Cash flows from financing activities:
  (Decrease) increase in borrowings under line of credit....................  (2,500,000)              215,000
  Payments under capital lease obligation...................................    (124,000)             (113,000)
  Change in cumulative translation adjustment...............................     (41,000)                2,000
                                                                             -----------           -----------
      Net Cash Flows (Used in) Provided by Financing Activities.............  (2,665,000)              104,000
                                                                             -----------           -----------

      Net Increase (Decrease) in Cash and Cash Equivalents..................     960,000              (272,000)

Cash and Cash Equivalents, beginning of period..............................     958,000             1,684,000
                                                                             -----------           -----------
Cash and Cash Equivalents, end of period.................................... $ 1,918,000           $ 1,412,000
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


4. SUPPLEMENTAL CASH FLOW INFORMATION:

   In non-cash financing transactions during the six months ended September 30, 1998 and 1997, the Company issued 13,753 and 11,134 shares, respectively, of its common stock as matching contributions under its 401k savings plan.

   Amounts paid in cash for interest during the six months ended September 30, 1998 and 1997 were $398,000 and $273,000, respectively. Amounts paid for income taxes in the six months ended September 30, 1998 and 1997 were $10,000 and $8,000, respectively.

5. NEW ACCOUNTING STANDARDS:

   The Company adopted SFAS No. 130, "Reporting Comprehensive Income." during the six months ended September 30, 1998. The adoption of SFAS No 130 did not have a material effect on the Company's consolidated financial statements. The components of comprehensive income included cumulative translation adjustments.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage relationships to sales of selected items in the Company's consolidated statements of income (unaudited) for the periods indicated:

                                          Three Months        Six Months
                                             Ended               Ended
                                          September 30,      September 30,
                                          1998     1997      1998     1997
                                          ----     ----      ----     ----

Sales................................     100.0%   100.0%    100.0%   100.0%

Cost of Sales........................      89.0     84.9      88.3     86.3
                                          -----    -----     -----    -----

  Gross Profit.......................      11.0     15.1      11.7     13.7

Selling, general and administrative
  expenses...........................       8.7     13.4       9.4     12.3
                                          -----    -----     -----    -----


  Operating Income...................       2.4%     1.7%      2.3%     1.5%
                                          =====    =====     =====    =====


THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO
THREE MONTHS ENDED  SEPTEMBER 30, 1997

Sales increased 81.2% or $9,301,000 to $20,757,000 from $11,456,000. The increase in sales for the three-month period are primarily related to increased sales to the Company's Power and Aftermarket customers.

Cost of sales increased 89.9% or $8,741,000 to $18,464,000 from $9,723,000. The increase in dollars resulted from the increase in sales volume for the current year quarter. As a percentage of sales, cost of sales increased to 89.0% from 84.9%. The increase in percentage of sales is primarily due to a higher proportion of revenue from larger projects that, although larger in size, have a relatively lower gross profit margin.

Selling, general and administrative expenses increased 17.3% or $266,000 to $1,804,000 from $1,538,000. The increase in dollars was primarily due to the Company's increased business levels. As a percentage of sales, selling, general and administrative expenses decreased to 8.7% from 13.4%. The decrease in percentage was primarily a result of increased efficiencies during the current year quarter on higher sales volumes.

For the reasons set forth above, operating income increased 150.8%, or $294,000, to $489,000, or 2.4% of sales, for the quarter, versus operating income of $195,000, or 1.7% of sales, in the prior year quarter.

Interest and other expense, net of interest and other income, decreased 14.4%, or $24,000, to $143,000 from $167,000. The decrease is primarily due to reduced borrowing during the quarter.

Income before income taxes was $346,000, or 1.7% of sales, in the current year quarter, compared to $28,000, or 0.2% of sales, for the prior year period.

There was no provision for income taxes in either quarter reported because the effects of the Company's net operating loss carryforwards from prior years substantially eliminated taxes on current year income.


SIX MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO
SIX MONTHS ENDED  SEPTEMBER 30, 1997

Sales increased 47.0% or $11,921,000 to $37,301,000 from $25,380,000. The increase in sales for the six-month period are primarily related to increased sales to the Company's Power and Aftermarket customers.

Cost of sales increased 50.4% or $11,040,000 to $32,930,000 from $21,890,000.
The increase in dollars resulted from the increase in sales volume for the current year period. As a percentage of sales, cost of sales increased to 88.3% from 86.3%. The increase in percentage of sales is primarily due to a higher proportion of revenue from larger projects that, although larger in size, have a relatively lower gross profit margin.

Selling, general and administrative expenses increased 12.5% or $391,000 to $3,507,000 from $3,116,000. The increase in dollars was primarily due to the Company's increased business levels. As a percentage of sales, selling, general and administrative expenses decreased to 9.4% from 12.3%. The decrease in percentage was primarily a result of increased efficiencies during the current year period on higher sales volumes.

For the reasons set forth above, operating income increased 131.0%, or $490,000, to $864,000, or 2.3% of sales, for the six-month period, versus operating income of $374,000, or 1.5% of sales, in the prior year period.

Interest and other expense, net of interest and other income, decreased 6.3%, or $21,000, to $311,000 from $332,000. The decrease is primarily due to reduced borrowing during the six-month period.

Income before income taxes was $553,000, or 1.5% of sales, in the current year period, compared to $42,000, or 0.2% of sales, for the prior year period.

There was no provision for income taxes in either quarter reported because the effects of the Company's net operating loss carryforwards from prior years substantially eliminated taxes on current year income.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $960,000 and borrowings under the Company's line of credit decreased by $2.5 million during the six months ended September 30, 1998. This was caused principally by the $3.7 million in cash generated from operating activity during the six months ended September 30, 1998.

Historically the Company has required minimal investment in net working capital in contracts, but it does experience fluctuations in these amounts depending upon the stage of completion of its various contracts and upon the payment terms negotiated as a part of the overall original contract terms and conditions. ("Net working capital invested in contracts" consists of accounts and retainages receivable plus unbilled contract costs and fees, minus accounts payable and minus billings in excess of contract costs and fees. These net amounts were $3.5 million and $5.7 million at September 30, 1998 and March 31, 1998, respectively.) The Company seeks to manage project cash flows in its payment terms negotiations with customers and suppliers, and in adherence to project budgets and schedules.

The Company and its bank agreed during the prior fiscal year ended March 31, 1998 to increase the Company's secured open line of credit from $7 million to $10 million. During the six months ended September 30, 1998, the Company and its bank agreed to expand the line of credit to $12 million for a two year term.

The Company's backlog of unfilled orders at September 30, 1998 increased 27.1% to $49.7 million from $39.1 million at September 30, 1997. New orders received during the six months ended September 30, 1998 decreased 44% from the same period last year, to $17.2 million. The Company believes that there has been evidence of improvement over the past two years in the market for its products, technologies and services, but also believes that, in the short term, the market is exceptionally difficult to predict accurately due to regulatory and other factors, both domestic and international in nature. The Company has attempted to adjust its organization so that it can operate and be profitable on highly variable business levels at or above those experienced in the current and prior fiscal year. However, there can be no assurance that such business levels will occur, that the Company's actions will be successful, or that future losses would not adversely affect the Company's liquidity and capital resource position. The Company believes it has liquidity and capital resources sufficient to maintain its business at its current level of activity due to the following: no significant capital expenditures are expected; historically the Company has required little investment in operating working capital; and its banking arrangements, i.e. those currently available and those which could be obtained, would be adequate to maintain its ongoing business at its current level of activity during the next year.

YEAR 2000

The Company continues to evaluate the potential impact of the "Year 2000" problem on its systems and operations. Currently, all equipment supplied by the Company is Year 2000 compliant. The costs incurred to date in obtaining this compliance have been immaterial, as most of the Company's products are not time or date sensitive. The information technology systems used by the Company are Year 2000 compliant. The costs incurred to date have been insignificant. Management does not believe that a failure by some of its major customers, subcontractors and suppliers to timely anticipate and correct their Year 2000 computer systems problems would have a material effect on the financial position or results of operations of the Company. However, there can be no assurance that unanticipated non-compliance will not occur, and such non-compliance could require material costs to repair or could cause material disruptions if not repaired.

                           PART II. OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      (b) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

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

Date:  November 12, 1998