Form 10-Q
period 1998-12-31
ENVIRONMENTAL ELEMENTS CORP
filed 1999-02-11
CIK 863893

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                         For the quarterly period ended

                                December 31, 1998


                         Commission File Number 1-10955



                       ENVIRONMENTAL ELEMENTS CORPORATION
             (Exact name of registrant as specified in its charter)


           DELAWARE                                  52-1303748

(State or other jurisdiction
of incorporation or organization)         (I.R.S. Employer Identification No.)


                   3700 Koppers St., Baltimore,Maryland    21227
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

  7,084,008 shares of common stock, $.01 par value per share, as of February 5, 1999.

                       ENVIRONMENTAL ELEMENTS CORPORATION

                                    FORM 10-Q

                         FOR THE QUARTERLY PERIOD ENDED

                                DECEMBER 31, 1998


   PART I:  FINANCIAL INFORMATION

   Item 1.Financial Statements

          Consolidated Balance Sheets as of
            December 31, 1998 and March 31, 1998 ....................... 3

          Consolidated Statements of Operations for
            the Periods Ended December 31, 1998 and 1997 ............... 4

          Consolidated Statements of Cash Flows for
            the Nine Months Ended December 31, 1998 and 1997............ 5

          Notes to Consolidated Financial Statements ................... 6


   Item 2.Management's Discussion and Analysis of
            Financial Condition and Results of Operations............... 8


   PART II:  OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K............................ 13


   Signatures...........................................................14

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

              ENVIRONMENTAL ELEMENTS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   AS OF DECEMBER 31, 1998 AND MARCH 31, 1998

                                                                                December 31,     March 31,
                                                                                   1998            1998
                                                                                   ----            ----
                                                                                (Unaudited)
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents.............................................     $  2,558,000   $    958,000
     Accounts and retainage receivable, net of allowance for doubtful
       accounts of $268,000 and $218,000, respectively.....................       11,592,000      9,709,000
     Unbilled contract costs and fees......................................        9,120,000     13,877,000
     Inventories...........................................................          876,000        760,000
     Prepaid expenses and other current assets.............................        1,027,000      1,970,000
                                                                                ------------   ------------
          Total Current Assets.............................................       25,173,000     27,274,000
                                                                                ------------   ------------
PROPERTY AND EQUIPMENT:
     Capital lease, building and improvements..............................        7,258,000      7,200,000
     Machinery, equipment, furniture and fixtures..........................        3,108,000      3,032,000
                                                                                ------------   ------------
                                                                                  10,366,000     10,232,000
     Less -- Accumulated depreciation and amortization.....................        4,634,000      4,084,000
                                                                                ------------   ------------
          Property and equipment, net......................................        5,732,000      6,148,000
                                                                                ------------   ------------
OTHER ASSETS...............................................................          742,000        940,000
                                                                                ------------   ------------
     Total Assets..........................................................     $ 31,647,000   $ 34,362,000
                                                                                ------------   ------------
LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
     Accounts payable......................................................     $ 14,652,000   $ 16,378,000
     Billings in excess of contract costs and fees.........................        3,835,000      1,462,000
     Accrued payroll and related expenses..................................          552,000        509,000
     Accrued and other current liabilities.................................        1,892,000      1,875,000
                                                                                ------------   ------------
          Total Current Liabilities........................................       20,931,000     20,224,000
LONG-TERM CAPITAL LEASE OBLIGATION.........................................        2,093,000      2,217,000
NOTE PAYABLE...............................................................        1,000,000      5,200,000
OTHER NON-CURRENT LIABILITIES..............................................          465,000        456,000
                                                                                ------------   ------------
     Total Liabilities.....................................................       24,489,000     28,097,000
                                                                                ------------   ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' INVESTMENT:
     Common stock, par value $.01 per share; 20,000,000 shares authorized;
       7,054,898 and 7,034,759 shares issued, respectively.................           71,000         71,000
     Paid-in capital.......................................................       28,123,000     28,047,000
     Accumulated comprehensive income......................................         (177,000)       (89,000)
     Retained deficit......................................................      (20,859,000)   (21,764,000)
                                                                                ------------   ------------
          Total Stockholders' Investment...................................        7,158,000      6,265,000
                                                                                ------------   ------------
          Total Liabilities and Stockholders' Investment...................     $ 31,647,000   $ 34,362,000
                                                                                ============   ============

The accompanying notes are an integral part of these statements.

              ENVIRONMENTAL ELEMENTS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE PERIODS ENDED DECEMBER 31, 1998 AND 1997
                                  (UNAUDITED)


                                                      Three Months Ended             Nine Months Ended
                                                          December 31,                  December 31,
                                                 ---------------------------    ---------------------------
                                                      1998           1997           1998          1997
                                                      ----           ----           ----          ----
SALES............................................$ 16,998,000    $12,386,000    $54,299,000    $37,766,000
COST OF SALES....................................  14,723,000     10,580,000     47,653,000     32,470,000
     Gross Profit................................   2,275,000      1,806,000      6,646,000      5,296,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.....   1,793,000      1,784,000      5,300,000      4,900,000
     Operating Income............................     482,000         22,000      1,346,000        396,000

INTEREST AND OTHER EXPENSE, NET..................    (131,000)      (167,000)      (442,000)      (499,000)
     Income before Income Taxes..................     351,000       (145,000)       904,000       (103,000)

PROVISION FOR INCOME TAXES.......................          --             --             --             --
                                                 ---------------------------    ---------------------------
     Net income (loss)...........................$    351,000    $  (145,000)   $   904,000    $  (103,000)
                                                 ---------------------------    ---------------------------
EARNINGS (LOSS) PER SHARE:
     BASIC.......................................$       0.05    $     (0.02)   $      0.13    $      (0.01)
                                                 ---------------------------    ---------------------------
     DILUTED.....................................$       0.05    $     (0.02)   $      0.13    $      (0.01)
                                                 ---------------------------    ---------------------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     BASIC.......................................   7,052,832      6,988,892      7,045,241       6,979,785
     DILUTED.....................................   7,180,011      6,988,892      7,151,111       6,979,785

The accompanying notes are an integral part of these statements.

              ENVIRONMENTAL ELEMENTS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                  (UNAUDITED)

-----------------------------------------------------------------------------------------------------------
                                                                                    1998            1997
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income.................................................................$   904,000    $   (103,000)
     Non-cash items:
          Depreciation and amortization.........................................    612,000         823,000
          Stock contributions to savings plan...................................     76,000          52,000
     Changes in operating assets and liabilities
          (Increase) decrease in accounts and retainages receivable, net........ (1,883,000)        504,000
          Decrease (increase) in unbilled contract costs and fees...............  4,757,000      (4,663,000)
          (Increase) decrease in inventories....................................   (116,000)        141,000
          Decrease in prepaid expenses and other current assets.................    943,000         444,000
          (Decrease) increase in accounts payable............................... (1,726,000)      1,739,000
          Increase (decrease) in billings in excess of contract costs and fees..  2,373,000        (986,000)
          Disposal of assets held for sale......................................         --         864,000
          Increase (decrease) in accrued payroll and related expenses...........     43,000        (159,000)
          Increase (decrease) in accrued and other current liabilities..........     17,000        (339,000)
          (Decrease) in net liabilities of discontinued operations..............    (10,000)         (3,000)
          Increase in other non-current liabilities.............................     19,000          42,000
                                                                                -----------    ------------
          Net Cash Flows Provided by (Used in) Operating Activities.............  6,009,000      (1,844,000)
                                                                                -----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment........................................   (134,000)       (431,000)
     Decrease (increase) in other assets........................................    137,000         (54,000)
                                                                                -----------    ------------
          Net Cash Flows Provided by (Used in) Investing Activities.............      3,000        (485,000)
                                                                                -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     (Decrease) increase in borrowings under line of credit..................... (4,200,000)      1,615,000
     Payments under capital lease obligation....................................   (124,000)       (113,000)
     Change in cumulative translation adjustment................................    (88,000)          8,000
                                                                                -----------    ------------
          Net Cash Flows (Used in) Provided by Financing Activities............. (4,412,000)      1,510,000

          Net Increase (Decrease) in Cash and Cash Equivalents..................  1,600,000        (819,000)

Cash and Cash Equivalents, beginning of period..................................    958,000       1,684,000
                                                                                -----------    ------------
Cash and Cash Equivalents, end of period........................................$ 2,558,000    $    865,000
                                                                                ===========    ============

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

2. PER SHARE DATA:

   During the fiscal year ended March 31, 1998, the Company adopted SFAS No. 128, "Earnings Per Share." Basic earnings per common share was computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share was computed assuming the terms and conditions for the common stock options were met and converted. Convertible securities that were outstanding at December 31, 1997 were not included in the computation of diluted loss per share as their effect would have been anti-dilutive.

3. INVENTORIES:

   Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist principally of purchased parts held for use in contracts and as spare parts.


4. SUPPLEMENTAL CASH FLOW INFORMATION:

   In non-cash financing transactions during the nine months ended December 31, 1998 and 1997, the Company issued 20,974 and 19,291 shares, respectively, of its common stock as matching contributions under its 401k savings plan.

    Amounts paid in cash for interest during the nine months ended December 31, 1998 and 1997 were $444,000 and $333,000, respectively. Amounts paid for income taxes in the nine months ended December 31, 1998 and 1997 were $21,000 and $10,000, respectively.

5. NEW ACCOUNTING STANDARDS:

   The Company adopted SFAS No. 130, "Reporting Comprehensive Income." during the nine months ended December 31, 1998. The adoption of SFAS No 130 did not have a material effect on the Company's consolidated financial statements. The components of comprehensive income included cumulative translation adjustments.

   MANAGEMENT'S DISCUSSION AND ANALYSIS
   Item 2

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

   RESULTS OF OPERATIONS

   The following table sets forth the percentage relationships to sales of selected items in the Company's consolidated statements of income (unaudited) for the periods indicated:

                                             Three Months    Nine Months Ended
                                          Ended December 31,    December 31,
                                            1998     1997      1998      1997
                                            ----     ----      ----      ----

  Sales.....................................100.0%   100.0%    100.0%    100.0%

  Cost of Sales............................. 86.6     85.4      87.8      86.0

  Gross Profit.............................. 13.4     14.6      12.2      14.0

  Selling, general and administrative
  expenses.................................. 10.5     14.4       9.8      13.0
                                             ----     ----       ---      ----

     Operating Income.......................  2.9%     0.2%      2.4%      1.0%
                                              ====     ====      ====      ====

   THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO
   THREE MONTHS ENDED  DECEMBER 31, 1997

   Sales increased 37.2% or $4,612,000 to $16,998,000 from $12,386,000. The increase in sales for the three-month period is primarily related to increased sales to the Company's Power customers.

   Cost of sales increased 39.2% or $4,143,000 to $14,723,000 from $10,580,000.
   The increase in dollars resulted from the increase in sales volume for the current year quarter. As a percentage of sales, cost of sales increased to 86.6% from 85.4%. The increase in percentage of sales is primarily due to a higher proportion of revenue from larger projects that, although larger in size, have a relatively lower gross profit margin.

   Selling, general and administrative expenses increased 0.5% or $9,000 to $1,793,000 from $1,784,000. The increase in dollars was primarily due to the Company's increased business levels. As a percentage of sales, selling, general and administrative expenses decreased to 10.5% from 14.4%. The decrease in percentage was primarily a result of increased efficiencies during the current year quarter on higher sales volumes.

   For the reasons set forth above, operating income increased 2090.9%, or $460,000, to $482,000, or 2.9% of sales, for the quarter, versus operating income of $22,000, or 0.2% of sales, in the prior year quarter.

   Interest and other expense, net of interest and other income, decreased 21.6%, or $36,000, to $131,000 from $167,000. The decrease is primarily due to reduced borrowing during the quarter.

   Income before income taxes was $351,000, or 2.1% of sales, in the current year quarter, compared to a net loss before income taxes of $145,000, or (1.2%) of sales, for the prior year period.

   There was no provision for income taxes in either quarter reported because the effects of the Company's net operating loss carryforwards from prior years substantially eliminated taxes on current year income.


   NINE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO
   NINE MONTHS ENDED  DECEMBER 31, 1997

   Sales increased 43.8% or $16,533,000 to $54,299,000 from $37,766,000. The increase in sales for the nine month period is primarily related to increased sales to the Company's Power and Aftermarket customers.

   Cost of sales increased 46.8% or $15,183,000 to $47,653,000 from $32,470,000.
   The increase in dollars resulted from the increase in sales volume for the current year period. As a percentage of sales, cost of sales increased to 87.8% from 86.0%. The increase in percentage of sales is primarily due to a higher proportion of revenue from larger projects that, although larger in size, have a relatively lower gross profit margin.

   Selling, general and administrative expenses increased 8.2% or $400,000 to $5,300,000 from $4,900,000. The increase in dollars was primarily due to the Company's increased business levels. As a percentage of sales, selling, general and administrative expenses decreased to 9.8% from 13.0%. The decrease in percentage was primarily a result of increased efficiencies during the current year period on higher sales volumes.

   For the reasons set forth above, operating income increased 239.9%, or $950,000, to $1,346,000, or 2.4% of sales, for the nine-month period, versus operating income of $396,000, or 1.0% of sales, in the prior year period.

   Interest and other expense, net of interest and other income, decreased 11.4%, or $57,000, to $442,000 from $499,000. The decrease is primarily due to reduced borrowing during the nine-month period.

   Income before income taxes was $904,000, or 1.7% of sales, in the current year period, compared to a net loss before income taxes of $103,000, or (0.3%) of sales, for the prior year period.

   There was no provision for income taxes in either quarter reported because the effects of the Company's net operating loss carryforwards from prior years substantially eliminated taxes on current year income.

   LIQUIDITY AND CAPITAL RESOURCES

   Cash and cash equivalents increased by $1,600,000 and borrowings under the Company's line of credit decreased by $4.2 million during the nine months ended December 31, 1998. This was caused principally by the $6.0 million in cash generated from operating activity during the nine months ended December 31, 1998.

   Historically the Company has required minimal investment in net working capital in contracts, but it does experience fluctuations in these amounts depending upon the stage of completion of its various contracts and upon the payment terms negotiated as a part of the overall original contract terms and conditions. ("Net working capital invested in contracts" consists of accounts and retainages receivable plus unbilled contract costs and fees, minus accounts payable and minus billings in excess of contract costs and fees. These net amounts were $2.2 million and $5.7 million at December 31, 1998 and March 31, 1998, respectively.) The Company seeks to manage project cash flows in its payment terms negotiations with customers and suppliers, and in adherence to project budgets and schedules.

   The Company and its bank agreed during the prior fiscal year ended March 31, 1998 to increase the Company's secured open line of credit from $7 million to $10 million. During the three months ended June 30, 1998, the Company and its bank agreed to expand the line of credit to $12 million for a two year term.

   The Company's backlog of unfilled orders increased by $4.3 million during the three months ended December 31, 1998, to $54.0 million from $49.7 million at September 30, 1998. When compared to the prior year, the Company's backlog of unfilled orders decreased 11.0% to $54.0 million from $60.7 million at December 31, 1997. New orders received during the nine months ended December 31, 1998 decreased 40.5% from the same period last year, to $38.5 million from $64.7 million.

   Subsequent to December 31. 1998, on February 4, 1999, the Company announced that one of its customers, Wisconsin Electric, a subsidiary of Wisconsin Energy Corporation, is entering an agreement with the Company and DB Riley Consolidated, Inc. of Massachusetts to reduce emissions, improve performance and maintain capacity and reliability of Wisconsin Electric's fossil-fired power plants. The agreement is envisioned as an important step toward Wisconsin Electric's meeting of the Environmental Protection Agency's new smog controlling rules limiting nitrogen oxide emissions, which were issued in September, 1998. Under the agreement, the three companies will jointly evaluate how to accomplish the EPA's goal. DB Riley and Environmental Elements, both recognized leaders in the supply of air pollution control equipment, will jointly manage, design, engineer, procure, fabricate, supply and install boiler technology, particulate technology and emission control equipment. Actual orders for specific work under the agreement will occur as the scope of work is defined, and will be booked as new orders when they are received, pursuant to the Company's standard policies related to contract administration. The Company estimates its revenue from the project to be in excess of $100 million over an estimated four year duration, however there can be no assurance that such levels of business will occur as a result of the agreement, or that, if they occur, that they will continue.

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

   YEAR 2000

   The Company continues to evaluate the potential impact of the "Year 2000" problem on its systems and operations. Currently, all equipment supplied by the Company is Year 2000 compliant. The costs incurred to date in obtaining this level of compliance have been immaterial, as most of the Company's products are not time or date sensitive. The information technology systems used by the Company are Year 2000 compliant. The costs incurred to date in obtaining this level of compliance have been insignificant. Management does not believe that a failure by some of its major customers, subcontractors and suppliers to timely anticipate and correct their Year 2000 computer systems problems would have a material effect on the financial position or results of operations of the Company. However, there can be no assurance that unanticipated non-compliance will not occur, and such non-compliance could require material costs to repair or could cause material disruptions if not repaired.

                               PART II. OTHER INFORMATION


   ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (b) No reports on Form 8-K were filed during the quarter ended December 31, 1998.

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

Date:  February 11, 1998