Form 10-K
period 1999-03-31
ENVIRONMENTAL ELEMENTS CORP
filed 1999-06-25
CIK 863893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                    For the Fiscal Year ended March 31, 1999

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of
                      1934 Commission File Number 1-10955
                      -----------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES|X|
                                    NO|_|

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K.
     |X|

The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 4, 1999 was approximately $19.2 million based upon the closing price of $3.5625. The number of shares outstanding of the registrant's Common Stock as of June 4, 1999 was 7,092,205.

                       Documents Incorporated by Reference
Portions of the definitive Proxy Statement relating to registrant's Annual Meeting of Stockholders to be held July 30, 1999 are incorporated by reference in Part III of this Form 10-K, with the exception of portions that are not incorporated by reference by their terms. Portions of the registrant's Annual Report to Stockholders for the year ended March 31, 1999 are incorporated by reference in Parts I, II and IV of this Form 10-K.

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

    The Company generally does not manufacture or fabricate its systems or engage in field construction activities utilizing its own employees, other than field supervisory personnel. The Company fabricates, through its joint venture production facility in the People's Republic of China, precipitator internals for use by the Company's licensee in China and for the Company's use in other selected markets. In fiscal 1996, the Company elected to discontinue the manufacturing and certain direct hire construction activities previously conducted by its aftermarket subsidiary, Environmental Elements Services Corporation, and relocated the aftermarket business to the Company's Baltimore headquarters, where it now conducts such business directly.

    The Company performs design and process engineering for its systems that remove gaseous or particulate matter. The Company determines the size, geometry, mechanical, electrical and structural characteristics of the device needed to meet its contractual obligations, and creates the detail design and develops specifications for all structural, electrical, mechanical, piping, and chemical components necessary to make the system. In performing its contracts the Company purchases various components (either standard inventory items or items made by vendors to the Company's design and specifications), enters into and supervises subcontracts for field construction (if included in the scope of the Company's contract), and manages all technical and commercial aspects of the performance of its contracts, including the start-up of its systems.

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

    The Company supplies original equipment systems, the majority of which are replacements of aged existing air pollution control systems. In addition, because of the extreme conditions under which air pollution control systems operate, maintenance, repair, and rebuilding of these systems is an ongoing requirement and creates additional aftermarket demand for the Company's services and products. The Company engages in complete and partial rehabilitation and rebuilding of air pollution control systems, often involving design and installation work, and also provides ongoing maintenance services and spare parts on a routine or emergency-response basis. Such services may include the provision of rebuild project materials, construction services, and field engineering services including inspection, testing, rebuild supervision, and equipment performance evaluation services. The Company provides such products and services from its headquarters and, beginning in fiscal 1999, from regional maintenance centers located near its customers. The Company believes that its strategy related to aftermarket products and services represents a significant long-term opportunity. Accordingly, during fiscal 1999 the Company established three new regional maintenance centers in Florida, Virginia and Texas, and intends to establish additional maintenance centers where it believes that additional business can be gained or customer relationships can be enhanced.

    In fiscal 1997 the Company entered into its first alliance agreement with a customer. Under this agreement the Company provides dedicated engineering and field service personnel who perform inspection, engage in problem-solving and material planning, and make parts recommendations on a system-wide basis, with a goal of reducing our customer's total life cycle costs. During fiscal 1998, the alliance resulted in a large order from the customer for new systems upgrades. During fiscal 1999 the alliance resulted in a multi-year contract with the customer to provide engineering services, new equipment, and systems upgrades in order to achieve compliance with new regulations governing nitrogen oxide emissions promulgated by the Environmental Protection Agency in September, 1998. The Company intends to continue to focus on opportunities for similar alliances with other important customers.

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

    Given the existence of stringent domestic air emissions standards, domestic demand for the Company's systems and technologies generally arises from the following principal sources: the need for replacement, rehabilitation and rebuilding of air pollution control systems on aging electric utilities and on pulp and paper manufacturing facilities; construction of new electricity-generating facilities, particularly those operated under cogeneration and "private power" arrangements; continued expansion of pulp and paper manufacturing capacity; and construction of new municipal solid waste incineration facilities. Demand from any one of these sources may vary significantly from year to year depending on economic, regulatory, and other factors including industry cycles.

    Emerging international demand for the Company's products is driven primarily by a combination of electric generation and other infrastructure improvement and the passage or enforcement of existing regulations limiting gaseous and particulate emissions in developing countries.

MARKETS SERVED

    The Company has historically followed a strategy of limiting its business to systems and technologies for air pollution control and focusing within that business on selected markets in which the Company believes it can build upon its reputation for expertise and reliability. The Company's current targeted markets are electric utilities and private power generators, pulp and paper producers, developers of municipal solid waste incineration facilities, and certain other process industries throughout the United States, Canada, and selected areas of central Europe, Asia and the Pacific Rim. The Company started up two precipitator projects in Poland in fiscal 1996, and in fiscal 1997, the Company's baghouse and spray dryer emissions control system for a municipal and medical waste incinerator in the United Kingdom commenced operations. In its 1997 fiscal year, the Company received and commenced execution of an award to supply reverse air fabric filter emissions systems at a municipal solid waste incineration plant in Korea. The Company's precipitator technology will be installed in a power plant in China, through a contract awarded to the Company's licensee in fiscal 1997. In fiscal 1998, the Company received two additional orders for equipment and the Company signed international license agreements in South Korea, Finland, Russia and India.

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

    The Company also offers to the utility industry a range of fabric filter systems to control particulate emissions. In recent years, the Company has been successful in marketing its fabric filter systems to private power projects that either cogenerate electricity and thermal energy or generate electricity alone for sale to utilities. In addition, in response to anticipated substantial demand for solutions to the requirements of acid rain legislation, the Company, under license from Lurgi GmbH, has introduced a state-of-the-art CDS(R) system for the control of sulfur oxide emissions. The Company also offers a proprietary semi-dry scrubbing system using rotary atomizer technology which the Company believes offers the advantages of lighter weight, ease of maintenance, and economy of operation that are particularly significant to smaller electricity-generating facilities.

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

    Municipal solid waste and private waste-to-energy facilities, as well as hazardous waste incineration plants, must comply with stringent federal and state environmental standards. Existing regulations require new solid waste incineration facilities to control both sulfur oxides and hydrogen chloride emissions. Such systems generally include an acid gas scrubbing tower and a modular baghouse for collection of particulates. In fiscal 1997, the Company successfully placed into operation an emissions system on a municipal and medical waste incinerator in England and a waste-to-energy facility in New York. Also in fiscal 1997, the Company was awarded a contract to retrofit a waste-to-energy facility in Georgia and, in fiscal 1998, was awarded a contract to retrofit a waste-to-energy facility in Florida. The Company has identified the incineration market as one which will provide an opportunity to market its semi-dry scrubbing systems in the future.

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

BOOKINGS AND BACKLOG INFORMATION

    The information required by this item is contained under the caption "Bookings and Backlog" in "Management's Discussion and Analysis" in the Company's 1999 Annual Report to Shareholders.

RESEARCH AND DEVELOPMENT

    The Company has an ongoing program for development and commercialization of new air pollution control technologies and enhancement of existing technologies. The Company spent approximately $475,000, $317,000, and $139,000, on product development during fiscal 1999, 1998, and 1997, respectively. Among other important product development activities, the Company has developed and acquired patent protection of an advanced technology for the control of sub-micron sized particulate emissions from utility and industrial boilers in order to respond to increasingly stringent regulations for fine particulate emissions. This technology has undergone full-scale commercial demonstration during fiscal 1998 and 1999, and is being marketed to commercial customers worldwide. The Company has also developed and introduced into the utility market wide plate spacing precipitators and has developed precipitator dust plates which are shipped and site-assembled more easily than earlier generation dust plates. The Company, in fiscal 1998, developed a software-based voltage controller with adaptive programming capabilities to enhance precipitator performance.

    The Company has recently advanced its research and development operations beyond its historical product development activities to funded research programs. Through a Cooperative Research and Development Agreement with the U.S. Department of Energy, the Company is working on the enhancement of particulate removal capabilities in certain applications. Under a Department of Energy SBIR grant, the Company is augmenting its CDS capabilities for mercury and fine particulate control, and under a U.S. Department of Defense STTR grant the Company is studying glow discharge plasma technology.

PATENTS

    The Company owns or has the rights to a number of patents, patent applications, and other proprietary technologies which are important to various aspects of its business. While many individual patents are not considered material to the conduct of the Company's business as a whole, the Company views its newly acquired patent protection with respect to its Fine Particulate AgglomeratorTM technology as potentially providing the Company with a significant advantage in the marketing of its precipitators. Generally, however, the Company believes that its ability to compete in the air pollution control industry depends primarily on its engineering and technological expertise, rather than on patent protection.

SALES AND MARKETING

    The Company's sales and marketing efforts are organized to provide emphasis and focus by both market and product area. Primary market areas include the power industry, the industrial market, and aftermarket products and services. The Company has integrated its maintenance and field service resources with a regional sales network, linked to its regional service centers, allowing it to build long-term customer relationships and provide solutions to customers' needs in a highly responsive manner. The sales efforts are technical in nature and involve its sales and marketing professionals, supported by the Company's senior technical and management professionals, who provide product-based expertise to all regional and market areas. A significant portion of the Company's sales are made through architectural and engineering firms, which play an important role in the preparation of specifications for air pollution control systems. The Company's sales and marketing group consists of industry and regional sales managers and sales representatives.

    Although the Company seeks to obtain repeat business from its customers, it does not depend on any single customer to maintain its level of activity from year to year. Three customers accounted for 56% of the Company's sales in fiscal 1999, no customer accounted for more than 10% of the Company's sales in fiscal 1998 and three customers accounted for 33% of the Company's sales in fiscal 1997. At fiscal year end 1999, approximately 56% of the Company's accounts and retainages receivable were due from companies within the power industry and approximately 23% were due from companies within the pulp and paper industry.


    All of the Company's overseas foreign sales are generated through royalties from international licensees or from export sales, which were less than 10% of consolidated sales in fiscal years 1999, 1998, and 1997. In order to take advantage of certain overseas market opportunities, the Company has established licensing agreements with companies in the People's Republic of China, India, Russia, South Korea, Finland, and Brazil under which the Company is entitled to royalties based upon sales in the licensed territory. These agreements do not currently represent a material source of income. In addition to the licenses, the Company has established, with its Chinese licensee, a joint venture in China, which commenced production, in fiscal 1998, of certain precipitator components for use by the Company and its licensee. With its Indian licensee, during fiscal 1999, the Company trained certain of the licensee's engineers to perform engineering activities for global application, including both international projects and projects delivered in North America.

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

    The Company's vendor sources for various components, materials and parts used in its systems, including certain electrodes, collecting plates, control switches, electrical components, and other components, include a substantial number of firms. The Company does not depend on any one of these vendors to a material extent, and in any event the Company believes that alternative vendors would be available if needed. With respect to fabricators, the Company has satisfactory relationships with fabricators throughout the United States and Canada. Similarly, with respect to installation subcontractors, the Company has satisfactory relations with firms throughout the United States and Canada. Based on the number of vendors, fabricators, and subcontractors and the availability of alternative sources, the Company does not believe that the loss of its relationship with any one firm would have a material adverse effect on its business.

COMPETITION

    The Company faces substantial competition in each of its principal markets. Some of the Company's competitors are larger and have greater financial and other resources than the Company. The Company competes primarily on the basis of its engineering and technological expertise and quality of equipment and service provided. The Company believes that the cost of entry into most of its markets, its experience and reputation for reliability and service, and its knowledge of the plants and operations of its customers are principal factors that enhance its ability to compete effectively for repair and rebuild contracts as well as new installations. Additionally, the Company believes that the successful performance of its installed systems is a key factor in dealing with its customers, which typically prefer to make significant purchases from a company with a solid performance history.

    Virtually all contracts for the Company's systems and technologies are obtained through competitive bidding. Customers typically purchase these systems and technologies after a thorough evaluation of price, technical content, service, experience, and quality. Although price is an important factor and may in some cases be the governing factor, it is not always determinative, and contracts are often awarded on the basis of life cycle costs and/or product reliability.

REGULATION

    Significant environmental laws have been enacted in response to public concern about the environment. These laws and the implementing regulations affect nearly every industrial activity. The need to comply with these laws creates demand for the Company's services. The principal federal legislation that has created a substantial and growing demand for the Company's systems and technologies, and therefore has the most significant effect on the company's business, is the Clean Air Act of 1970, as amended (the "Clean Air Act"). This legislation requires compliance with ambient air quality standards and empowers the Environmental Protection Agency ("EPA") to establish and enforce limits on the emission of various pollutants from specific types of facilities. The states have primary responsibility for implementing these standards and, in some cases, have adopted standards more stringent than those established by the EPA.

    In 1990, amendments to the Clean Air Act were adopted which address, among other things, the country's acid rain problem by imposing strict controls on the emissions of sulfur oxides caused by the combustion of coal and other solid fuels. The power generation market is the first to face the compliance standards set by the amendments. Under the legislation, coal-burning power plants are required to comply with new emissions standards in two phases. The first phase, beginning with enactment of the amendments and generally ending in 1995 or 1996, required reduced emissions levels leading to full compliance, with limited exceptions, by the end of the second phase in the year 2000. During 1997, the EPA approved regulations that are expected to significantly increase the number of companies subject to regulation for ozone related emissions, and for emissions of particles at a much smaller size than previously regulated. During 1998, the EPA issued regulations requiring utilities in 22 states to significantly reduce emissions of nitrogen oxides (NOx) by the year 2003, in order to control smog creation.

    In its operations, the Company is subject to federal, state and local laws and regulations concerning environmental, safety, occupational and health standards. Expenditures required in fiscal 1999 by such laws were not material to the Company's business and the Company is not at a competitive disadvantage by reason of compliance with such laws.

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

    The Company currently maintains different types of insurance, including comprehensive liability and property coverage. The Company does not carry a separate errors and omissions policy, but limited errors and omissions coverage is provided under its comprehensive liability policy. While a successful claim in an amount in excess of the Company's insurance coverage, or for which there is no coverage, (including claims arising out of the provision by the Company of engineering services without a product) could have a material adverse effect on the Company, the Company believes that it presently maintains adequate insurance coverage for its business. To the extent that the Company performs or will perform engineering only services for customers, the Company will, to the extent practicable, obtain the benefit of contractual terms which limit or eliminate the exposure which would otherwise be insured by an errors and omissions policy.

EMPLOYEES

    As of March 31, 1999, the Company had 142 full-time employees, of whom more than 90% were engineers and other professionals and technical employees. The Company also hires contract and other temporary personnel to meet the requirements of particular contracts, as well as contract personnel to carry out construction supervisory functions. The Company's professional staff includes chemical engineers, electrical engineers, mechanical engineers, civil engineers, and computer scientists. Although the Company depends on professional employees for performance of its services, it has not experienced any difficulty in employing such personnel to satisfy its requirements. None of the Company's employees is represented by a union. The Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

    Substantially all of the Company's operations, including administration, engineering, design, and sales operations are conducted from its Baltimore headquarters, located in a modern office building with approximately 100,000 square feet of leased space. The Company occupies approximately 56,000 square feet of this space and subleases substantially all of the remaining space. See
Note 6 of the "Notes to Consolidated Financial Statements" in the Company's 1999 Annual Report to Shareholders, incorporated by reference herein, for a description of the rent and other lease terms.

    In addition, the Company leases approximately 28,000 square feet of office and warehouse space in Baltimore, Maryland for its research and development, and inventory operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The following matters were submitted to a vote of securities holders at the Annual Meeting of Stockholders held on July 31, 1998:

(a) The stockholders elected Richard E. Hug a Class II director, by a vote of 6,004,313 for, 109,460 against and 11,118 abstaining, for a three-year term ending at the 2001 Annual Meeting, or until his successor is duly elected and qualified. The names of all other directors whose term of office as a director continued after the meeting are as follows: Edward H. Verdery, F. Bradford Smith, John C. Nichols, Barry Koh, James S. Potts and Samuel T. Woodside.
(b) The stockholders ratified the 1998 Environmental Elements Corporation Stock Option Plan and the reserving of shares for issuance under the Plan, by a vote of 5,265,439 for, 836,926 against and 22,527 abstaining.
(c) The stockholders ratified the selection of Arthur Andersen LLP to serve as independent public accountants of the Company for the fiscal year ending March 31, 1999. The matter was approved by a vote of 6,097,901 for, 13,660 against and 13,331 abstaining

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 1999.

                                     PART II

ITEM5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

    The Company's Common Stock is traded on the New York Stock Exchange under the symbol "EEC."

    As of June 4, 1999, there were 231 record holders of the Company's Common Stock. The closing price of the Common Stock on June 4, 1999 was $3.5625.

    The additional information required by this item is contained under "Investor Information" on page 25 and in Note 9 of the "Notes to Consolidated Financial Statements" on page 21 of the Company's 1999 Annual Report to Shareholders. Such information is incorporated herein by reference to the Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA

    The selected consolidated financial data provided on page 24 of the Company's 1999 Annual Report to Shareholders should be read in conjunction with "Management's Discussion and Analysis" and the Consolidated Financial Statements and the "Notes to Consolidated Financial Statements" included in the Company's 1999 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this item is contained on pages 10 and 11 of the Company's 1999 Annual Report to Shareholders. Such information is incorporated herein by reference to the Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this item is contained in the Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing on pages 12 through 21 of the Company's 1999 Annual Report to Shareholders. The Quarterly Financial Data appears in Note 9 of the "Notes to Consolidated Financial Statements" appearing on page 21 of the Company's 1999 Annual Report to Shareholders. Such information is incorporated herein by reference to the Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    (a) Directors - The information with respect to Directors required by this item is incorporated by reference to the Registrant's 1999 Proxy Statement to be filed with the Securities and Exchange Commission, under the headings "Election of Directors," "Directors Continuing in Office," and "Certain Information Regarding the Board of Directors and Committees of the Board."

    (b) Executive Officers - Information regarding certain executive officers of the Company appears in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders.

    (c) In addition, the following information is being provided in response to the requirements of Item 405 of Regulation S-K. To the Registrant's knowledge, during the fiscal year ended March 31, 1999, all filing requirements applicable to officers, directors, and greater than 10% beneficial owners of the common shares of the Registrant under Section 16(a) of the Securities Exchange Act of 1934, as amended, were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this item is incorporated herein by reference to the Registrant's 1999 Proxy Statement to be filed with the Securities and Exchange Commission, under the headings "Executive Compensation and Related Information."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated herein by reference to the Registrant's 1999 Proxy Statement to be filed with the Securities and Exchange Commission, under the heading "Security Ownership."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this item is incorporated herein by reference to the Registrant's 1999 Proxy Statement to be filed with the Securities and Exchange Commission, under the heading "Certain Relationships and Related Transactions" and under the heading "Employment and Non-Competition Agreements."

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as a part of this report:

    1. The following consolidated financial statements included in the 1999 Annual Report to Shareholders for the year ended March 31, 1999 are incorporated herein by reference under Item 8 of this Report:

                                                              Page Number in
                                                               Annual Report
     Consolidated Statements of Operations for the years
      ended March 31, 1999, 1998, and 1997                          12
     Consolidated Balance Sheets as of March 31, 1999
      and 1998                                                      13
     Consolidated Statements of Cash Flows for the
      years ended March 31, 1999, 1998, and 1997                    14
     Consolidated Statements of Stockholders' Investment
      as of  March 31, 1999, 1998, and 1997                         15
     Notes to Consolidated Financial Statements                     16-21
     Management's Responsibility for Financial Statements           22
     Report of Independent Public Accountants                       23

                                                                Page Number
                                                                  in 10-K

    2. Financial Statement Schedules (included on pages
       S-1 of this Report):
       Report of Independent Public Accountants on Schedules        S-1
       Valuation and Qualifying Accounts for the years ended
       March 31, 1999, 1998, and 1997 (Schedule II)                 S-2

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

       10.3-    Omitted.

       10.3(a)- Omitted.

       10.3(b)- The Registrant's Replacement 401(k) Retirement Savings Plan, dated July 1, 1997 (incorporated by reference to the Registrant's Form 10-K filed with the Commission on June 25,
                1998).

       10.4- The Registrant's Employee Stock Option Plan, as amended, (incorporated by reference to Form S-8 Registration Statement (File No. 33-38400) filed with the Commission on December 21,
                1990).

       10.5- Environmental Elements Corporation Supplemental Pension Agreement dated March 1, 1995, between Registrant and Richard E. Hug (incorporated by reference to Form 10-K filed with the Commission on June 26, 1996).

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

       10.6(f- First Amendment to Security Agreement, Second Amendment to Line of Credit Promissory Note, and Third Amendment to Revolving Credit and Letter of Credit Agreement dated June 12, 1998, between Registrant and Mercantile-Safe Deposit and Trust Company (incorporated by reference to the Registrant's Form 10-K filed with the Commission on June 25, 1999).

       10.7-    Omitted.

       10.8-    The Registrant's 1998 Stock Option Plan filed herewith.

       10.9- Shareholders' Agreement dated February 2, 1990 by and among the Registrant and certain shareholders of the Registrant (incorporated by reference to Amendment No. 1 to Form S-1 Registration Statement (File No. 33-35802) filed with the Commission on July 5, 1990).

       10.10-   Employment Agreement dated March 29, 1996 between Registrant and
                E. H. Verdery (incorporated by reference to Form 10-K filed with the Commission on June 26, 1996).

       10.11-   Omitted.

       10.12-   Omitted

       11- Statement re: Computation of Earnings per Share, filed herewith.

       13- A copy of the 1999 Annual Report to Shareholders is attached hereto. Such report, except for those portions thereof which are incorporated by reference in this Form 10-K, is furnished for the information of the Commission and is not deemed "filed."

       21- Subsidiaries of the Registrant (incorporated by reference to Form 10-K filed with the Commission on June 26, 1996.)

(b) No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Environmental Elements Corporation
(Registrant)


/s/ James B. Sinclair
---------------------
James B. Sinclair
Principal Accounting and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ E. H. Verdery                                            June 25, 1999
-----------------                                            -------------
E. H. Verdery                                                Date
Chairman of the Board of Directors,
President and Chief Executive Officer

/s/ S. Michael Dunseith                                      June 25, 1999
-----------------------                                      -------------
S. Michael Dunseith                                          Date
Executive Vice President and Chief Operating Officer

/s/ Richard E. Hug                                           June 25, 1999
------------------                                           ------------------
Richard E. Hug                                               Date
Director

/s/ Barry Koh                                                June 25, 1999
--------------------                                         ------------------
Barry Koh                                                    Date
Director

/s/ John C. Nichols                                          June 25, 1999
-------------------                                          ------------------
John C. Nichols                                              Date
Director and Secretary

/s/ James S. Potts                                           June 25, 1999
------------------                                           ------------------
James S. Potts                                               Date
Director

/s/ F. Bradford Smith                                        June 25, 1999
---------------------                                        ------------------
F. Bradford Smith                                            Date
Director

/s/ Samuel T. Woodside                                       June 25, 1999
----------------------                                       ------------------
Samuel T. Woodside                                           Date
Director

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

      To the Board of Directors and Shareholders of Environmental Elements
                                  Corporation:



    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in the Environmental Elements Corporation and subsidiaries' annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated May 14, 1999. Our audits were made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedule listed in the index above is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                            Arthur Andersen, LLP


    Baltimore, Maryland,
    May 14, 1999

                                                                     SCHEDULE II

                       ENVIRONMENTAL ELEMENTS CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997


                                                                   RESERVE FOR
                                                 ALLOWANCE FOR    DISCONTINUED
                                             DOUBTFUL ACCOUNTS      OPERATIONS
                                             -----------------      ----------


  Balance, March 31, 1996                          296,000             91,000
  Charged (credited) to profit and loss            (59,000)                --
     (Deductions) additions                       (124,000)         (  91,000)
                                           ----------------      ---------------

  Balance, March 31, 1997                          113,000                 --
  Charged (credited) to profit and loss                 --                 --
     (Deductions) additions                        105,000                 --
                                           -----------------     ---------------

  Balance, March 31, 1998                          218,000
Charged (credited) to profit and loss              (58,000)                --
     (Deductions) additions                         61,000                 --
                                           -----------------     ---------------

  Balance, March 31, 1999                    $     221,000         $       --
                                           ==================    ===============

                                  EXHIBIT INDEX

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

       10.3-    Omitted.

       10.3(a)- Omitted.

       10.3(b)- The Registrant's Replacement 401(k) Retirement Savings Plan, dated July 1, 1997 (incorporated by reference to the Registrant's Form 10-K filed with the Commission on June 25,
                1998).

       10.4- The Registrant's Employee Stock Option Plan, as amended, (incorporated by reference to Form S-8 Registration Statement (File No. 33-38400) filed with the Commission on December 21,
                1990).

       10.5- Environmental Elements Corporation Supplemental Pension Agreement dated March 1, 1995, between Registrant and Richard E. Hug (incorporated by reference to Form 10-K filed with the Commission on June 26, 1996).

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

       10.6(f)- First Amendment to Security Agreement, Second Amendment to Line of Credit Promissory Note, and Third Amendment to Revolving Credit and Letter of Credit Agreement dated June 12, 1998, between Registrant and Mercantile-Safe Deposit and Trust Company (incorporated by reference to the Registrant's Form 10-K filed with the Commission on June 25, 1999).

       10.7-    Omitted.

       10.8-    The Registrant's 1998 Stock Option Plan filed herewith.

       10.9- Shareholders' Agreement dated February 2, 1990 by and among the Registrant and certain shareholders of the Registrant (incorporated by reference to Amendment No. 1 to Form S-1 Registration Statement (File No. 33-35802) filed with the Commission on July 5, 1990).

       10.10-   Employment Agreement dated March 29, 1996 between Registrant and
                E. H. Verdery (incorporated by reference to Form 10-K filed with the Commission on June 26, 1996).

       10.11-   Omitted.

       10.12-   Omitted.

       11-      Statement re: Computation of Earnings per Share, filed herewith.

       13- A copy of the 1999 Annual Report to Shareholders is attached hereto. Such report, except for those portions thereof which are incorporated by reference in this Form 10-K, is furnished for the information of the Commission and is not deemed "filed."

       21- Subsidiaries of the Registrant (incorporated by reference to Form 10-K filed with the Commission on June 26, 1996.)