Form 10-Q
period 1999-06-30
ENVIRONMENTAL ELEMENTS CORP
filed 1999-08-13
CIK 863893

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         For the quarterly period ended

                                  JUNE 30, 1999

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

  7,093,705 shares of common stock, $.01 par value per share, as of August 3, 1999.

                       ENVIRONMENTAL ELEMENTS CORPORATION

                                    FORM 10-Q

                         FOR THE QUARTERLY PERIOD ENDED

                                  JUNE 30, 1999

    PART I:  FINANCIAL INFORMATION

    Item 1.    Financial Statements
               Consolidated Balance Sheets as of
                  June 30, 1999 and March 31, 1999 ....................................................... 3

               Consolidated Statements of Operations for
                  the  Three Months Ended June 30, 1999 and 1998 ......................................... 4

               Consolidated Statements of Cash Flows for
                  the Three Months Ended June 30, 1999 and 1998........................................... 5

               Notes to Consolidated Financial Statements ................................................ 6


    Item 2.    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations........................................... 8

    PART II:  OTHER INFORMATION
    Item 6.    Exhibits and Reports on Form 8-K.................................................................... 13


Signatures.....................................................................................................................14

                     ---------------------------------------
    Certain of the statements included in this Form 10-Q are forward-looking statements. These statements involve risks and uncertainties that could cause the actual results to differ from those expressed or implied by such statements. These factors include loss of new orders, increased competition, changes in environmental regulations, and other factors, including but not limited to, operating losses, declines in markets for the Company's products and services, and insufficient capital resources. Information on factors that could affect the Company's financial results are set forth in the Company's filings with the Securities and Exchange Commission including the report on Form 10-K for the Company's fiscal year ended March 31, 1999.

              Environmental Elements Corporation and Subsidiaries
                          Consolidated Balance Sheets
                     As of June 30, 1999 and March 31, 1999

                                                                           June 30,        March 31,
----------------------------------------------------------------------------------------------------
                                                                            1999             1999
----------------------------------------------------------------------------------------------------
                                                                          (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents..............................................  $1,932,000   $ 1,619,000
  Accounts and retainage receivable, net of allowance for doubtful
    accounts of $243,000 and $221,000, respectively......................   8,576,000     9,441,000
  Unbilled contract costs and fees....................................... 13,220,000    12,315,000
  Inventories............................................................   1,327,000     1,407,000
  Prepaid expenses and other current assets..............................   1,310,000     1,814,000
                                                                         ------------  ------------
    Total Current Assets.................................................  26,365,000    26,596,000
                                                                         ------------  ------------
Property and equipment:
  Capital lease, building and improvements...............................   7,293,000     7,293,000
  Machinery, equipment, furniture and fixtures...........................   3,140,000     3,120,000
                                                                         ------------  ------------
                                                                           10,433,000    10,413,000

  Less - Accumulated depreciation and amortization.......................   5,011,000     4,827,000
                                                                         ------------  ------------
    Property and equipment,net...........................................   5,422,000     5,586,000

Non-current retainage receivable.........................................     357,000       277,000

Other assets.............................................................     938,000       721,000
                                                                         ------------  ------------
    Total Assets......................................................... $33,082,000  $ 33,180,000
                                                                         ============  ============

LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities:
  Accounts payable.......................................................  11,343,000  $ 13,110,000

  Billings in excess of contract costs and fees..........................     571,000       824,000
  Accrued payroll and related expenses...................................     883,000     1,044,000
  Accrued and other current liabilities..................................   1,798,000     2,056,000
                                                                         ------------  ------------
    Total Current Liabilities............................................  14,595,000    17,034,000

Long-term capital lease obligation.......................................   1,963,000     1,963,000
Long-term line of credit.................................................   8,200,000     6,100,000
Other non-current liabilities............................................     472,000       475,000
                                                                         ------------  ------------
    Total Liabilities....................................................  25,230,000    25,572,000
                                                                         ============  ============
Commitments and contingencies
Stockholders' investment:
  Common stock, par value $.01 per share; 20,000,000 shares authorized;..
    7,093,705 and 7,090,705 shares issued and outstanding, respectively..      71,000        71,000
  Paid-in capital........................................................  28,225,000    28,222,000
  Cumulative translation adjustment......................................    (177,000)     (196,000)
  Retained deficit....................................................... (20,267,000)  (20,489,000)
                                                                         ------------  ------------
    Total Stockholders' Investment.......................................   7,852,000     7,608,000
                                                                         ------------  ------------
    Total Liabilities and Stockholders' Investment....................... $33,082,000  $ 33,180,000
                                                                         ============  ============

The accompanying notes are an integral part of these statements.


               Environmental Elements Corporation and Subsidiaries
                     Consolidated Statements of Operations
               For the Three Months Ended June 30, 1999 and 1998
                                  (Unaudited)

                                                              Three Months Ended
                                                                   June 30,
------------------------------------------------------------------------------------
                                                                1999        1998
------------------------------------------------------------------------------------
Sales...................................................... $11,806,000  $16,543,000
Cost of sales..............................................   9,584,000   14,465,000
                                                            ------------------------
     Gross Profit..........................................   2,222,000    2,078,000
                                                            ------------------------

Selling, general and administrative expenses...............   1,781,000    1,704,000
                                                            ------------------------
     Operating Income......................................     441,000      374,000

Interest and other expense,net.............................    (220,000)    (167,000)
                                                            ------------------------
     Income before Income Taxes............................     221,000      207,000

Provision for income taxes.................................        -            -
                                                            ------------------------
     Net income............................................ $   221,000  $   207,000
                                                            ------------------------

Earnings per share:
     Basic................................................. $      0.03  $      0.03
                                                            ------------------------
     Diluted............................................... $      0.03  $      0.03
                                                            ------------------------

Weighted average common shares outstanding:
     Basic.................................................   7,091,661    7,037,483
     Diluted...............................................   7,126,429    7,229,074

The accompanying notes are an integral part of these statements.

               Environmental Elements Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
               For the Three Months Ended June 30, 1999 and 1998
                                  (Unaudited)
---------------------------------------------------------------------------------------------------
                                                                               1999         1998
---------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income............................................................   $ 221,000     $ 207,000
Non-cash items:
   Depreciation and amortization.........................................     207,000       218,000
   Stock contributions to savings plan...................................        --          27,000
   Stock-based compensation..............................................       3,000         2,000
Changes in operating assets and liabilities:
   Decrease (increase) in accounts and retainages receivable, net........     785,000    (2,226,000)
   (Increase) decrease in unbilled contract costs and fees...............    (905,000)    2,862,000
   Decrease (increase) in inventories....................................      80,000      (466,000)
   Decrease in prepaid expenses and other current assets.................     504,000       257,000
   (Decrease) increase in accounts payable...............................  (1,767,000)      566,000
   (Decrease) increase in billings in excess of contract costs and fees..    (253,000)    1,155,000
   (Decrease) increase in accrued payroll and related expenses...........    (161,000)      110,000
   (Decrease) increase in accrued and other current liabilities..........    (258,000)      198,000
   Decrease in other non-current liabilities.............................      (3,000)       (1,000)
                                                                           ----------    ----------
     Net Cash Flows (Used in) Provided by Operating Activities...........  (1,547,000)    2,909,000
                                                                           ----------    ----------

Cash flows from investing activities:
   Purchases of property and equipment...................................     (20,000)      (12,000)
   (Increase) decrease in other assets...................................    (239,000)       21,000
                                                                           ----------    ----------
     Net Cash Flows (Used in) Provided by Investing Activities...........    (259,000)        9,000
                                                                           ----------    ----------

Cash flows from financing activities:
   Increase (decrease) in borrowings under line of credit................   2,100,000    (2,500,000)
   Change in cumulative translation adjustment...........................      19,000       (13,000)
                                                                           ----------    ----------
     Net Cash Flows Provided by (Used in) Financing Activities ..........   2,119,000    (2,513,000)
                                                                           ----------    ----------

     Net Increase in Cash and Cash Equivalents...........................     313,000       405,000

Cash and Cash Equivalents, beginning of period...........................   1,619,000       958,000
                                                                           ----------    ----------
Cash and Cash Equivalents, end of period.................................  $1,932,000    $1,363,000
                                                                           ==========    ==========

The accompanying notes are an integral part of these statements.(Unaudited)

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

2.  PER SHARE DATA:

    During the fiscal year ended March 31, 1998, the Company adopted SFAS No. 128, "Earnings Per Share." Basic earnings per common share was computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share was computed assuming the terms and conditions for the common stock options were met and converted. The difference between the basic and diluted earnings per share is the dilutive effect of stock options outstanding.

3.  INVENTORIES:

    Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist principally of purchased parts held for use in contracts and as spare parts.


4.  SUPPLEMENTAL CASH FLOW INFORMATION:

    There were no non-cash financing transactions during the three months ended June 30, 1999 with regards to the issuance of common stock as matching contributions under its 401K savings plan. In non-cash financing transactions during the three months ended June 30, 1998, the Company issued 6,489 shares, respectively, of its common stock as matching contributions under its 401k savings plan.

    Amounts paid in cash for interest during the three months ended June 30, 1999 and 1998 were $150,000 and $226,000, respectively. Amounts paid for income taxes in the three months ended June 30, 1999 and 1998 were $40,000 and $10,000, respectively.

5.  SEGMENT INFORMATION :

    The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." during fiscal year 1999. The Company does not allocate resources and assess performance based on separate operating segments. Therefore, the Company has determined that it currently does not have reportable segments. Rather, the Company's resources are allocated based on specific project needs. Sales by geographic area for the three months ended June 30, 1999 and 1998 were as follows:

(in thousands)                   6/30/99        6/30/98
--------------------------------------------------------------
GEOGRAPHIC AREA:
United States                     10,031         14,804
--------------------------------------------------------------
Canada                             1,400          1,080
--------------------------------------------------------------
Other International                  375            659
--------------------------------------------------------------
Total                             11,806         16,543
--------------------------------------------------------------


6. COMPREHENSIVE INCOME:

    Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company's comprehensive income for the periods presented is listed below:

                                     For the Three months Ended June 30,
                                     -----------------------------------
                                             1999              1998
                                             ----              ----
Net Income as Reported                     $221,000          $207,000
Effect of Foreign Currency
  Translation Gain (Loss)                    19,000          (13,000)
                                     --------------------------------

Comprehensive Net Income                   $240,000          $194,000
                                     ================================







    MANAGEMENT'S DISCUSSION AND ANALYSIS
    Item 2

    The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report and the audited Financial Statements and Management's Discussion and Analysis contained in the Company's Form 10-K for the fiscal year ended March 31, 1999.

    RESULTS OF OPERATIONS

    The following table sets forth the percentage relationships to sales of selected items in the Company's consolidated statements of income (unaudited) for the periods indicated:

                                                    Three Months Ended
                                                         June 30,
                                                    1999          1998
                                                    ----          ----

   Sales..........................................   100.0%       100.0%

   Cost of Sales..................................    81.2         87.4
                                                      ----         ----

   Gross Profit...................................    18.8         12.6

   Selling, general and administrative expenses...    15.1         10.3
                                                      ----         ----


          Operating Income                             3.7%         2.3%
                                                       ====         ====
   ....................................



    THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO
    THREE MONTHS ENDED JUNE 30, 1998

    Sales decreased 28.6% or $4,737,000 to $11,806,000 from $16,543,000. The decrease in sales for the three-month period is primarily related to decreased sales to the Company's power, repair/rebuild and spares customers, offset in part by increased sales to the Company's industrial, maintenance and international customers.

    Cost of sales decreased 33.7% or $4,881,000 to $9,584,000 from $14,465,000.
    The decrease in dollars resulted from the decrease in sales volume for the current year quarter. As a percentage of sales, cost of sales decreased to 81.2% in the current period from the prior year's 87.4%.

    Gross Profit increased 6.9%, or $144,000, to $2,222,000 from $2,078,000. The increase for the three-month period was due to growth in gross profit from maintenance and field service revenues, and by royalty fees from international licensees. Additionally, margins were positively impacted by one project containing a greater portion of engineering work, and a correspondingly lower portion of construction work, that generated $536,000, or 24.1% of gross profit during the quarter. As a percentage of sales, gross profit increased to 18.8% from 12.6%.

    Selling, general and administrative expenses increased 4.5% or $77,000 to $1,781,000 from $1,704,000. The increase in dollars was primarily due to increased spending on research and development in the current year quarter versus the prior year. As a percentage of sales, selling, general and administrative expenses increased to 15.1% from 10.3%. The increase in percentage was primarily a result of the lower sales volume during the current year quarter.

    For the reasons set forth above, operating income increased 17.9%, or $67,000, to $441,000, or 3.7% of sales, for the quarter, versus operating income of $374,000, or 2.3% of sales, in the prior year quarter.

    Interest and other expense, net of interest and other income, increased 31.7%, or $53,000, to $220,000 from $167,000. The increase was primarily due to increased borrowing under the Company's revolving credit line.

    Income before income taxes increased 6.8%, to $221,000, or 1.9% of sales, in the current year quarter, from $207,000, or 1.3% of sales, for the prior year period.

    There was no provision for income taxes in either quarter reported because the effects of the Company's net operating loss carryforwards from prior years substantially eliminated taxes on current year income.

    LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents increased by $313,000 and borrowings under the Company's line of credit increased by $2.1 million during the three months ended June 30, 1999. This was caused principally by $1.5 million in cash used in operating activity and $259,000 of expenditures for property, equipment and other assets during the three months ended June 30, 1999.

    Historically the Company has required minimal investment in net working capital in contracts, but it does experience fluctuations in these amounts depending upon the stage of completion of its various contracts and upon the payment terms negotiated as a part of the overall original contract terms and conditions. ("Net working capital invested in contracts" consists of accounts and retainages receivable plus unbilled contract costs and fees, minus accounts payable and minus billings in excess of contract costs and fees. These net amounts were $9.9 million and $7.8 million at June 30, 1999 and March 31, 1999, respectively.) The Company seeks to manage project cash flows in its payment terms negotiations with customers and suppliers, and in adherence to project budgets and schedules.

    The Company and its bank agreed during July 1999 to increase the Company's secured open line of credit from $12 million to $15 million, for a two-year term.

    During the three months ended June 30, 1999, the Company increased its bonding capacity by establishing an unsecured bonding line of $80 million through its corporate insurance providers.

    The Company's backlog of unfilled orders at June 30, 1999 increased 26.6% to $82.3 million from $65.0 million at June 30, 1998. New orders received during the three months ended June 30, 1999 increased 43.2% from the same period last year, to $16.9 million. The Company believes that there has been evidence of improvement over the past two years in the market for its products, technologies and services, but also believes that, in the short term, the market is exceptionally difficult to predict accurately due to regulatory and other factors, both domestic and international in nature. The Company has attempted to adjust its organization so that it can operate and be profitable on highly variable business levels at or above those experienced in the current and prior fiscal year. However, there can be no assurance that such business levels will occur, that the Company's actions will be successful, or that future losses would not adversely affect the Company's liquidity and capital resource position. The Company believes it has liquidity and capital resources sufficient to maintain its business at its current level of activity due to the following: no significant capital expenditures are expected; historically the Company has required little investment in operating working capital; and its banking arrangements, i.e. those currently available and those which could be obtained, would be adequate to maintain its ongoing business at its current level of activity during the next year.

    YEAR 2000

    The Company has substantially completed its process to ensure Year 2000 compliance of all software and hardware that are date dependent. The process consisted of four phases:

    PHASE I - SYSTEMS REVIEW. This phase involved a review of date dependent systems and was completed in 1997. This phase included the determination that one system no longer met the needs of the corporation and therefore should be replaced regardless of Year 2000 concerns.

    PHASE II - COMPLIANCE ASSURANCE. Completed in 1998, this phase involved obtaining certification from principal system providers that the Company's enterprise systems are Year 2000 compliant. The Company does not intend on testing these systems.

    PHASE III - SYSTEM REPLACEMENT. Also completed in 1998, this phase involved bringing on line a Year 2000 compliant system to replace the system discussed above that no longer met the needs of the corporation.

    PHASE IV - HARDWARE AUDIT. Completed in early 1999, this phase tested personal computers for Year 2000 compliance. The few non-compliant systems found are in non-date sensitive service.

    The Company has no knowledge that any of its systems, major or minor, are not Year 2000 compliant. No significant expenditures were required to achieve Year 2000 compliance that would not have been required in the normal course of operation. The Company is not aware of any non-compliance that would have a material effect on its operations or result in material remedial costs, including the risk and potential impact of non-compliance by the Company's suppliers, subcontractors and customers. However, there can be no absolute assurance that unanticipated non-compliance will not occur, or that such non-compliance would not require material costs to remedy or that it would not result in significant disruption if not remedied.

    The Company does not intend to develop any contingency plans to address possible system failures related to Year 2000 compliance because it believes that the above mentioned systems will be compliant before January 2000.

    The Company provides software based control systems to its customers that are Year 2000 compliant.




                           PART II. OTHER INFORMATION

    ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

             (b) No reports on Form 8-K were filed during the quarter ended June
                 30, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ENVIRONMENTAL ELEMENTS CORPORATION
                                                      (Registrant)


                                            /s/ James B. Sinclair
                                            ----------------------
                                            James B. Sinclair
                                            Vice President and
                                            Chief Financial Officer

Date:  August 12, 1999