Form 10-Q
period 1999-09-30
ENVIRONMENTAL ELEMENTS CORP
filed 1999-11-12
CIK 863893

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                         For the quarterly period ended

                               SEPTEMBER 30, 1999
                       ENVIRONMENTAL ELEMENTS CORPORATION
             (Exact name of registrant as specified in its charter)



                                     1-10955
                            (Commission File Number)



               DELAWARE                                      52-1303748
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)



         3700 Koppers St., Baltimore, Maryland             21227

        (Address of Principal Executive Offices)         (Zip Code)



                                  410-368-7000

              (Registrant's telephone number, including area code)



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

 7,093,705 shares of common stock, $.01 par value per share, as of November 5, 1999.

                       ENVIRONMENTAL ELEMENTS CORPORATION

                                    FORM 10-Q

                         FOR THE QUARTERLY PERIOD ENDED

                               SEPTEMBER 30, 1999





    PART I:  FINANCIAL INFORMATION
    Item 1.    Financial Statements

               Consolidated Balance Sheets as of
                  September 30, 1999 and March 31, 1999 ................... 3

               Consolidated Statements of Operations for
                  the Periods Ended September 30, 1999 and 1998 ........... 4

               Consolidated Statements of Cash Flows for
                  the Six Months Ended September 30, 1999 and 1998......... 5

               Notes to Consolidated Financial Statements ................. 6-7

    Item 2.    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations............ 8-12


    PART II:  OTHER INFORMATION
    Item 4.    Submission of Matters to a Vote of Security Holders......... 13

    Item 6.    Exhibits and Reports on Form 8-K............................ 13

    Signatures............................................................. 14

                     ---------------------------------------
    Certain of the statements included in this Form 10-Q are forward-looking statements. These statements involve risks and uncertainties that could cause the actual results to differ from those expressed or implied by such statements. These factors include loss of new orders, increased competition, changes in environmental regulations, and other factors, including but not limited to, operating losses, declines in markets for the Company's products and services, and insufficient capital resources. Information on factors that could affect the Company's financial results are set forth in the Company's filings with the Securities and Exchange Commission including the report on Form 10-K for the Company's fiscal year ended March 31, 1999

              Environmental Elements Corporation and Subsidiaries
                          Consolidated Balance Sheets
                  As of September 30, 1999 and March 31, 1999

                                                                               September 30,        March 31,
-------------------------------------------------------------------------------------------------------------
                                                                                     1999             1999
-------------------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents ...................................................   $    642,000    $  1,619,000
  Accounts and retainage receivable, net of allowance for doubtful
   accounts of $271,000 and $221,000, respectively ............................     10,072,000       9,441,000
  Unbilled contract costs and fees ............................................     12,448,000      12,315,000
  Inventories .................................................................      1,291,000       1,407,000
  Prepaid expenses and other current assets ...................................      1,591,000       1,814,000
                                                                                  ------------    ------------
   Total Current Assets .......................................................     26,044,000      26,596,000
                                                                                  ------------    ------------

Property and equipment:
  Capital lease, building and improvements ....................................      7,293,000       7,293,000
  Machinery, equipment, furniture and fixtures ................................      3,280,000       3,120,000
                                                                                  ------------    ------------
                                                                                    10,573,000      10,413,000
  Less - Accumulated depreciation and amortization ............................      5,210,000       4,827,000
                                                                                  ------------    ------------
    Property and equipment,net ................................................      5,363,000       5,586,000
Non-current retainage receivable ..............................................        402,000         277,000
Other assets ..................................................................        901,000         721,000
                                                                                  ------------    ------------
   Total Assets ...............................................................   $ 32,710,000    $ 33,180,000
                                                                                  ------------    ------------
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
  Accounts payable ............................................................     11,735,000    $ 13,110,000
  Billings in excess of contract costs and fees ...............................        442,000         824,000
  Accrued payroll and related expenses ........................................        930,000       1,044,000
  Accrued and other current liabilities .......................................      2,613,000       2,056,000
                                                                                  ------------    ------------
   Total Current Liabilities ..................................................     15,720,000      17,034,000
Long-term capital lease obligation ............................................      1,828,000       1,963,000
Long-term line of credit ......................................................      8,100,000       6,100,000
Other non-current liabilities .................................................        488,000         475,000
                                                                                  ------------    ------------
   Total Liabilities ..........................................................     26,136,000      25,572,000
                                                                                  ------------    ------------
Commitments and contingencies
Stockholders' investment:
Common stock, par value $.01 per share; 20,000,000 shares authorized;
   7,093,705 and 7,090,705 shares issued and outstanding, respectively ........         71,000          71,000
  Paid-in capital .............................................................     28,228,000      28,222,000
  Cumulative translation adjustment ...........................................       (163,000)       (196,000)
  Retained deficit ............................................................    (21,562,000)    (20,489,000)
                                                                                  ------------    ------------
  Total Stockholders' Investment ..............................................      6,574,000       7,608,000
                                                                                  ------------    ------------
  Total Liabilities and Stockholders' Investment ..............................   $ 32,710,000    $ 33,180,000
                                                                                  ------------    ------------

The accompanying notes are an integral part of these statements.

              Environmental Elements Corporation and Subsidiaries
                     Consolidated Statements of Operations
               For the Periods Ended September 30, 1999 and 1998
                                  (Unaudited)

                                                                          Three Months Ended         Six Months Ended
                                                                            September 30,              September 30,
----------------------------------------------------------------------------------------------------------------------------
                                                                         1999             1998           1999         1998
----------------------------------------------------------------------------------------------------------------------------

Sales........................................................   $  13,557,000       20,757,000   $ 25,363,000 $ 37,301,000
Cost of sales................................................      12,635,000       18,464,000     22,219,000   32,930,000
                                                                ------------------------------    ------------------------
   Gross Profit..............................................         922,000        2,293,000      3,144,000    4,371,000
                                                                ------------------------------    ------------------------

Selling, general and administrative expenses.................       1,958,000        1,804,000      3,739,000    3,507,000
                                                                ------------------------------    ------------------------
   Operating (Loss) Income ..................................      (1,036,000)         489,000       (595,000)     864,000

Interest and other expense, net..............................        (258,000)        (143,000)      (478,000)    (311,000)
                                                                ------------------------------    ------------------------
   (Loss) Income Before Income Taxes.........................      (1,294,000)         346,000     (1,074,000)     553,000

Provision for income taxes...................................               -                -              -            -
                                                                ------------------------------    ------------------------
   Net (Loss) Income.........................................   $  (1,294,000)       $ 346,000   $ (1,074,000)   $ 553,000
                                                                ------------------------------    ------------------------
(Loss) Earnings per share:
   Basic.....................................................   $       (0.18)          $ 0.05        $ (0.15)      $ 0.08
                                                                ------------------------------    ------------------------
   Diluted...................................................   $       (0.18)          $ 0.05        $ (0.15)      $ 0.08
                                                                ------------------------------    ------------------------
Weighted average common shares outstanding:
   Basic.....................................................       7,093,705        7,045,322      7,092,820    7,041,424
   Diluted...................................................       7,093,705        7,143,823      7,092,820    7,186,449

The accompanying notes are an integral part of these statements.

              Environmental Elements Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
              For the Six Months Ended September 30, 1999 and 1998
                                  (Unaudited)

-----------------------------------------------------------------------------------------------------
                                                                               1999           1998
-----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net (loss) income ...................................................   $(1,074,000)   $   553,000
  Non-cash items:
   Depreciation and amortization ......................................       443,000        438,000
   Stock contributions to savings plan ................................            --         52,000
   Stock-based compensation ...........................................         6,000             --
Changes in operating assets and liabilities:
   Increase in accounts and retainages receivable, net ................      (756,000)    (5,723,000)
   (Increase) decrease in unbilled contract costs and fees ............      (133,000)       868,000
   Decrease (increase) in inventories .................................       116,000        (79,000)
   Decrease in prepaid expenses and other current assets ..............       223,000        308,000
   (Decrease) increase in accounts payable ............................    (1,375,000)     5,717,000
   (Decrease) increase in billings in excess of contract costs and fees      (382,000)     1,355,000
   (Decrease) increase in accrued payroll and related expenses ........      (114,000)       178,000
   Increase in accrued and other current liabilities ..................       557,000         71,000
   (Decrease) in net liabilities of discontinued operations ...........          --          (11,000)
   Increase in other non-current liabilities ..........................        13,000         13,000
                                                                          -----------    -----------
     Net Cash Flows (Used in) Provided by Operating Activities ........    (2,476,000)     3,740,000
                                                                          -----------    -----------
Cash flows from investing activities:
  Purchases of property and equipment .................................      (160,000)      (136,000)
  (Increase) decrease in other assets .................................      (239,000)        21,000
                                                                          -----------    -----------
     Net Cash Flows Used in Investing Activities ......................      (399,000)      (115,000)
                                                                          -----------    -----------
Cash flows from financing activities:
  Increase (decrease) in borrowings under line of credit ..............     2,000,000     (2,500,000)
  Payments under capital lease obligation .............................      (135,000)      (124,000)
  Change in cumulative translation adjustment .........................        33,000        (41,000)
                                                                          -----------    -----------
     Net Cash Flows Provided by (Used in) Financing Activities ........     1,898,000     (2,665,000)
                                                                          -----------    -----------
     Net (Decrease) Increase in Cash and Cash Equivalents .............      (977,000)       960,000

Cash and Cash Equivalents, beginning of period ........................     1,619,000        958,000
                                                                          -----------    -----------
Cash and Cash Equivalents, end of period ..............................   $   642,000    $ 1,918,000
                                                                          -----------    -----------

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


4.  SUPPLEMENTAL CASH FLOW INFORMATION:

    There were no non-cash stock transactions during the six months ended September 30, 1999 with regards to the issuance of common stock as matching contributions under the 401K savings plan. In non-cash stock transactions during the six months ended September 30, 1998, the Company issued 13,753 shares of its common stock as matching contributions under its 401k savings plan.

    Amounts paid in cash for interest during the six months ended September 30, 1999 and 1998 were $470,000 and $398,000, respectively. Amounts paid for taxes during the six months ended September 30, 1999 and 1998 were $70,300 and $10,000, respectively.

5.  SEGMENT INFORMATION:

    The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," during fiscal year 1999. The Company does not allocate resources and assess performance based on separate operating segments. Therefore, the Company has determined that it currently does not have reportable segments. Rather, the Company's resources are allocated based on specific project needs. Sales by geographic area for the six months ended September 30, 1999 and 1998 were as follows:

(in thousands)                   9/30/99        9/30/98
GEOGRAPHIC AREA:
United States                     18,501         33,993
--------------------------------------------------------------
Canada                             3,630          2,234
--------------------------------------------------------------
Other International                3,232          1,074
--------------------------------------------------------------
Total                             25,363         37,301
--------------------------------------------------------------



6. COMPREHENSIVE (LOSS) INCOME:

    Comprehensive (loss) income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's comprehensive (loss) income for the periods presented is listed below:

                                                            For the Six Months Ended September 30,
                                                            --------------------------------------
                                                                  1999              1998
                                                                  ----              ----

Net (Loss) Income as Reported                                $(1,074,000)        $553,000
Effect of Foreign Currency Translation Gain (Loss)                32,000          (31,000)
                                                           --------------------------------

Comprehensive Net (Loss) Income                              $(1,042,000)        $522,000
                                                           ================================

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

    RESULTS OF OPERATIONS

    The following table sets forth the percentage relationships to sales of selected items in the Company's consolidated statements of income (unaudited) for the periods indicated:

                                                   Three Months Ended        Six Months Ended
                                                     September 30,            September 30,
                                                  1999          1998        1999          1998
                                                  ----          ----        ----          ----
Sales .......................................     100.0%       100.0%       100.0%        100.0%

Cost of Sales ...............................      93.2         89.0         87.6          88.3
                                                  -----        -----        -----         -----

Gross Profit ................................       6.8         11.0         12.4          11.7

Selling, general and administrative expenses       14.4          8.7         14.7           9.4
                                                  -----        -----        -----         -----


      Operating (Loss) Income ...............      (7.6%)        2.4%        (2.3%)         2.3%
                                                  =====        =====        =====         =====


    THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO
    THREE MONTHS ENDED SEPTEMBER 30, 1998

    Sales decreased 34.7% or $7,200,000 to $13,557,000 from $20,757,000. The decrease in sales for the three-month period is primarily related to lower sales from the Company's power industry customers, lower summer activity in repair and rebuild projects, and by the cancellation of the construction phase of one contract totaling $4.7 million, offset in part by growth in maintenance and field service revenues, and by higher revenues from the Company's industrial customers.

    Cost of sales decreased 31.6% or $5,829,000 to $12,635,000 from $18,464,000.
    The decrease in dollars resulted from the decrease in sales volume for the current year quarter. As a percentage of sales, cost of sales increased to 93.2% from 89.0%. The increase in percentage of sales is primarily due to a charge of $500,000 for contract claims related to two projects. Excluding that charge, cost of sales as a percentage of sales was essentially level compared to the prior year, at 89.5%.

    Selling, general and administrative expenses increased 8.5% or $154,000 to $1,958,000 from $1,804,000. The increase in dollars was primarily due to the Company's increased selling expense. As a percentage of sales, selling, general and administrative expenses increased to 14.4% from 8.7%. The increase in percentage was primarily a result of the above referenced decrease in sales volume.

    For the reasons set forth above, there was an operating loss of $1,036,000, or 7.6% of sales, for the quarter, versus operating income of $489,000, or 2.4% of sales, in the prior year quarter.

    Interest and other expense, net of interest and other income, increased 80.4%, or $115,000, to $258,000 from $143,000. The increase is primarily due to increased borrowing during the quarter.

    Loss before income taxes was $1,294,000, or 9.5% of sales, in the current year quarter, compared to income before income taxes of $346,000, or 1.7% of sales, for the prior year period.

    There was no provision for income taxes in either quarter reported because the effects of the Company's net operating loss carryforwards from prior years substantially eliminated taxes on current year income.


    SIX MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO
    SIX MONTHS ENDED SEPTEMBER 30, 1998

    Sales decreased 32.0% or $11,938,000 to $25,363,000 from $37,301,000. The decrease in sales for the six-month period are primarily related to lower sales from the Company's power industry customers, lower summer activity in repair and rebuild projects, and by the cancellation of the construction phase of one contract totaling $4.7 million, offset in part by growth in maintenance and field service revenues, and by higher revenues from the Company's industrial customers.

    Cost of sales decreased 32.5% or $10,711,000 to $22,219,000 from $32,930,000. The decrease in dollars resulted from the decrease in sales volume for the current year period. As a percentage of sales, cost of sales was essentially level, at 87.6%, vs. 88.3% in the prior year period.

    Selling, general and administrative expenses increased 6.6% or $232,000 to $3,739,000 from $3,507,000. The increase in dollars was primarily due to increased selling expense. As a percentage of sales, selling, general and administrative expenses increased to 14.7% from 9.4%. The increase in percentage was primarily a result of the above referenced decrease in sales volume.

    For the reasons set forth above, there was an operating loss of $595,000, or 2.3% of sales, for the six month period, versus operating income of $864,000, or 2.3% of sales, in the prior year period.

    Interest and other expense, net of interest and other income, increased 53.7%, or $167,000, to $478,000 from $311,000. The increase is primarily due to increased borrowing during the six-month period.

    Loss before income taxes was $1,074,000, or 4.2% of sales, in the current year period, compared to income before income taxes of $553,000, or 1.5% of sales, for the prior year period.

    There was no provision for income taxes in either quarter reported because the effects of the Company's net operating loss carryforwards from prior years substantially eliminated taxes on current year income.

    LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents decreased by $977,000 and borrowings under the Company's line of credit increased by $2.0 million during the six months ended September 30, 1999. This was caused principally by the $2.5 million in cash used by operating activity during the six months ended September 30, 1999.

    Historically the Company has required minimal investment in net working capital in contracts, but it does experience fluctuations in these amounts depending upon the stage of completion of its various contracts and upon the payment terms negotiated as a part of the overall original contract terms and conditions. ("Net working capital invested in contracts" consists of accounts and retainages receivable plus unbilled contract costs and fees, minus accounts payable and minus billings in excess of contract costs and fees. These net amounts were $10.3 million and $7.8 million at September 30, 1999 and March 31, 1999, respectively). The Company seeks to manage project cash flows in its payment terms negotiations with customers and suppliers, and in adherence to project budgets and schedules.

    The Company and its bank agreed during the prior fiscal year ended March 31, 1999 to increase the Company's secured open line of credit from $10 million to $12 million. During the six months ended September 30, 1999, the Company and its bank agreed to expand the line of credit to $15 million for a two-year term.

    Subsequent to September 30, 1999, on November 1, 1999, the Company moved the trading venue and listing of its common shares from the New York Stock Exchange to the American Stock Exchange, continuing to trade under the stock symbol "EEC".

    The Company's backlog of unfilled orders at September 30, 1999 increased 36.0% to $67.5 million from $49.7 million at September 30, 1998. New orders received during the six months ended September 30, 1999 increased 20.4% from the same period last year, to $20.7 million. The new orders total was offset by the cancellation in September 1999 of the construction phase of one contract totaling $4.7 million. The Company believes that there has been evidence of improvement over the past two years in the market for its products, technologies and services, but also believes that, in the short term, the market is exceptionally difficult to predict accurately due to regulatory and other factors, both domestic and international in nature. The Company has attempted to adjust its organization so that it can operate and be profitable on highly variable business levels at or above those experienced in the current and prior fiscal year. However, there can be no assurance that such business levels will occur, that the Company's actions will be successful, or that future losses would not adversely affect the Company's liquidity and capital resource position. The Company believes it has liquidity and capital resources sufficient to maintain its business at its current level of activity due to the following: no significant capital expenditures are expected; historically the Company has required little investment in operating working capital; and its banking arrangements, i.e. those currently available and those which could be obtained, would be adequate to maintain its ongoing business at its current level of activity during the next year.

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

                           PART II. OTHER INFORMATION


    ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             The following matters were submitted to a vote of securities holders at the Annual Meeting of Stockholders held on July 30, 1999:

              (a) The stockholders ratified the selection of Arthur Andersen LLP to serve as independent public accountants of the Company for the fiscal year ending March 31, 2000. The matter was approved by a vote of 5,985,095 for, 30,671 against, 30,864 abstaining and 1,045,575 nonvotes.

              (b) The stockholders elected F. Bradford Smith (5,758,232 for,
                  273,798 against, 14,600 abstaining and 1,045,575 nonvotes), Samuel T. Woodside (5,910,206 for, 133,843 against, 2,581 abstaining and 1,045,575 nonvotes) and James S. Potts (5,977,878 for, 66,090 against, 2,662 abstaining and 1,045,575 nonvotes) as Class III directors for a three-year term expiring at the 2002 Annual Meeting or until their successors are duly elected and qualified. The names of all other directors whose terms of office as directors continued after the meeting are as follows: Edward H. Verdery, Richard E. Hug, John C. Nichols and Barry Koh.


    ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits

                  10.1 - Second Amendment to Security Agreement dated August 31, 1999 between the Registrant and Mercantile Safe Deposit and Trust Company filed herewith.

                  10.2 - Third Amendment to Line of Credit Promissory Note dated August 31, 1999 between the Registrant and Mercantile Safe Deposit and Trust Company filed herewith.

                  10.3 - Fourth Amendment to Revolving Credit and Letter of Credit Agreement dated August 31, 1999 between the Registrant and Mercantile Safe Deposit and Trust Company filed herewith.

              (b) No reports on Form 8-K were filed during the quarter ended
                  September 30, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ENVIRONMENTAL ELEMENTS CORPORATION
                                                                   (Registrant)


                                            /s/
                                              -----------------------
                                            James B. Sinclair
                                            Vice President and
                                            Chief Financial Officer

Date:  November 12, 1999

                                  EXHIBIT INDEX



    Exhibit Number                Description
    --------------                -----------

         10.1             Second Amendment to Security Agreement dated
                          August 31, 1999 between the Registrant and Mercantile Safe Deposit and Trust Company

         10.2 Third Amendment to Line of Credit Promissory Note dated August 31, 1999 between the Registrant and Mercantile Safe Deposit and Trust Company

         10.3 Fourth Amendment to Revolving Credit and Letter of Credit Agreement dated August 31, 1999 between the Registrant and Mercantile Safe Deposit and Trust Company

         27.1             Financial Data Schedule