Form 10-Q
period 1999-12-31
ENVIRONMENTAL ELEMENTS CORP
filed 2000-02-11
CIK 863893

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM  10-Q



           Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                         For the quarterly period ended

                               December 31, 1999

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


                               410 - 368 - 7000

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

7,113,595 shares of common stock, $.01 par value per share, as of February 9, 2000.

                       Environmental Elements Corporation

                                   form 10-Q

                         For the Quarterly Period Ended

                               December 31, 1999

PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets as of
             December 31, 1999 and March 31, 1999..................       3

           Consolidated Statements of Operations for
             the Periods  Ended December 31, 1999 and 1998.........       4

           Consolidated Statements of Cash Flows for
             the Nine Months Ended December 31, 1999 and 1998......       5

           Notes to Consolidated Financial Statements..............   6 - 7

Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations.........  8 - 12

PART II:   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K........................      13

 Signatures........................................................      14

                    _______________________________________

  Certain of the statements included in this Form 10-Q are forward-looking statements. These statements involve risks and uncertainties that could cause the actual results to differ from those expressed or implied by such statements. These factors include loss of new orders, increased competition, changes in environmental regulations, and other factors, including but not limited to, operating losses, declines in markets for the Company's products and services, and insufficient capital resources. Information on factors that could affect the Company's financial results are set forth in the Company's filings with the Securities and Exchange Commission including the report on Form 10-K for the Company's fiscal year ended March 31, 1999

               ENVIRONMENTAL ELEMENTS CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                   As of December 31, 1999 and March 31, 1999

                                                                                     DECEMBER 31,               MARCH 31,
---------------------------------------------------------------------------------------------------------------------------
                                                                                        1999                      1999
---------------------------------------------------------------------------------------------------------------------------
                                                                                     (Unaudited)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents...................................................     $   542,000               $ 1,619,000
    Accounts and retainage receivable, net of allowance for doubtful
        accounts of $299,000 and $221,000, respectively.........................      10,481,000                 9,441,000
    Unbilled contract costs and fees............................................      16,123,000                12,315,000
    Inventories.................................................................       1,296,000                 1,407,000
    Prepaid expenses and other current assets...................................       1,250,000                 1,814,000
                                                                                    ------------               -----------
        Total Current Assets....................................................      29,692,000                26,596,000
                                                                                    ------------               -----------
PROPERTY AND EQUIPMENT:
    Capital lease, building and improvements....................................       7,291,000                 7,293,000
    Machinery, equipment, furniture and fixtures................................       2,914,000                 3,120,000
                                                                                    ------------               -----------
                                                                                      10,205,000                10,413,000
    Less - Accumulated depreciation and amortization............................       4,975,000                 4,827,000
                                                                                    ------------               -----------
        Property and equipment,net..............................................       5,230,000                 5,586,000
NON-CURRENT RETAINAGE RECEIVABLE................................................               -                   277,000
OTHER ASSETS....................................................................       1,002,000                   721,000
                                                                                    ------------               -----------
        Total Assets............................................................    $ 35,924,000               $33,180,000
                                                                                    ------------               -----------
LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
    Accounts payable............................................................    $ 12,734,000               $13,110,000
    Billings in excess of contract costs and fees...............................         761,000                   824,000
    Accrued payroll and related expenses........................................         662,000                 1,044,000
    Accrued and other current liabilities.......................................       2,428,000                 2,056,000
                                                                                    ------------               -----------
        Total Current Liabilities...............................................      16,585,000                17,034,000
LONG-TERM CAPITAL LEASE OBLIGATION..............................................       1,828,000                 1,963,000
LONG-TERM LINE OF CREDIT........................................................      10,400,000                 6,100,000
OTHER NON-CURRENT LIABILITIES...................................................         494,000                   475,000
                                                                                    ------------               -----------
        Total Liabilities.......................................................      29,307,000                25,572,000
                                                                                    ------------               -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' INVESTMENT:
    Common stock, par value $.01 per share; 20,000,000 shares authorized;
           7,093,705 and 7,090,705 shares issued and outstanding, respectively..          71,000                    71,000
    Paid-in capital.............................................................      28,228,000                28,222,000
    Cumulative translation adjustment...........................................        (206,000)                 (196,000)
    Retained deficit  ..........................................................     (21,476,000)              (20,489,000)
                                                                                    ------------               -----------
        Total Stockholders' Investment..........................................       6,617,000                 7,608,000
                                                                                    ------------               -----------

        Total Liabilities and Stockholders' Investment..........................    $ 35,924,000               $33,180,000
                                                                                    ------------               -----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

               ENVIRONMENTAL ELEMENTS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE PERIODS ENDED DECEMBER 31, 1999 AND 1998
                                   (UNAUDITED)

                                                                 Three Months Ended                   Nine Months Ended
                                                                    December 31,                         December 31,
------------------------------------------------------------------------------------------------------------------------------
                                                              1999               1998               1999              1998
------------------------------------------------------------------------------------------------------------------------------
Sales.................................................... $13,924,000        $16,998,000        $39,287,000       $54,299,000
COST OF SALES............................................  12,314,000         14,723,000         34,533,000        47,653,000
                                                          -------------------------------------------------------------------
        Gross Profit.....................................   1,610,000          2,275,000          4,754,000         6,646,000
                                                          -------------------------------------------------------------------

Selling, general and administrative expenses.............   1,241,000          1,793,000          4,980,000         5,300,000
                                                          -------------------------------------------------------------------
        Operating  Income (Loss) ........................     369,000            482,000           (226,000)        1,346,000

INTEREST AND OTHER EXPENSE, NET..........................    (284,000)          (131,000)          (763,000)         (442,000)
                                                          -------------------------------------------------------------------
        Income (Loss) before Income Taxes................      85,000            351,000           (989,000)          904,000

PROVISION FOR INCOME TAXES...............................          --                 --                 --                --
                                                          -------------------------------------------------------------------
        Net Income (Loss)................................ $    85,000        $   351,000        $  (989,000)       $  904,000
                                                          -------------------------------------------------------------------
Earnings (Loss) per share:
    BASIC................................................ $      0.01        $      0.05        $     (0.14)       $     0.13
                                                          -------------------------------------------------------------------
    DILUTED.............................................. $      0.01        $      0.05        $     (0.14)       $     0.13
                                                          -------------------------------------------------------------------
Weighted average common shares outstanding:
    BASIC................................................   7,093,705          7,052,832          7,093,116         7,045,241
    DILUTED..............................................   7,117,492          7,180,011          7,093,116         7,151,111

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

               ENVIRONMENTAL ELEMENTS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------------------
                                                                                         1999                      1998
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income .........................................................       $ (989,000)              $   904,000
    Non-cash items:
        Depreciation and amortization..........................................          668,000                   612,000
        Stock contributions to savings plan....................................               --                    76,000
        Stock-based compensation...............................................            6,000                        --
    Changes in operating assets and liabilities:
        Increase in accounts and retainages receivable, net....................         (763,000)               (1,883,000)
        (Increase) decrease in unbilled contract costs and fees................       (3,808,000)                4,757,000
        Decrease (increase) in inventories.....................................          111,000                  (116,000)
        Decrease in prepaid expenses and other current assets..................          564,000                   943,000
        Decrease in accounts payable...........................................         (376,000)               (1,726,000)
       (Decrease) increase in billing in excess of contract costs and fees.....          (63,000)                2,373,000
       (Decrease) increase in accrued payroll and related expenses.............         (382,000)                   43,000
       Increase in accrued and other current liabilities.......................          372,000                    17,000
       Decrease in net liabilities of discontinued operations..................               --                   (10,000)
       Increase in other non-current liabilities...............................           19,000                    19,000
                                                                                     -----------               -----------
          Net Cash Flows (Used in) Provided by Operating Activities............       (4,641,000)                6,009,000
                                                                                     -----------               -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment........................................         (224,000)                 (134,000)
    (Increase) decrease in other assets........................................         (367,000)                  137,000
                                                                                     -----------               -----------
          Net Cash Flows (Used in) Provided by Investing Activities............         (591,000)                    3,000
                                                                                     -----------               -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in borrowings under line of credit.....................        4,300,000                (4,200,000)
    Payments under capital lease obligation....................................         (135,000)                 (124,000)
    Change in cumulative translation adjustment................................          (10,000)                  (88,000)
                                                                                     -----------               -----------
          Net Cash Flows Provided by (Used in) Financing Activities ...........        4,155,000                (4,412,000)
                                                                                     -----------               -----------

          Net (Decrease) Increase in Cash and Cash Equivalents.................       (1,077,000)                1,600,000

Cash and Cash Equivalents, beginning of period.................................        1,619,000                   958,000
                                                                                     -----------               -----------
Cash and Cash Equivalents, end of period.......................................      $   542,000               $ 2,558,000
                                                                                     -----------               -----------

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

2.  PER SHARE DATA:

 During the fiscal year ended March 31, 1998, the Company adopted SFAS No. 128, "Earnings Per Share." Basic earnings per common share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed assuming the terms and conditions for the common stock options were met and converted. The difference between the basic and diluted earnings per share is the dilutive effect of stock options outstanding.

3.  INVENTORIES:

 Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist principally of purchased parts held for use in contracts and as spare parts.

4.  SUPPLEMENTAL CASH FLOW INFORMATION:

 There were no non-cash stock transactions during the nine months ended December 31, 1999 with regards to the issuance of common stock as matching contributions under the 401K savings plan. In non-cash stock transactions during the nine months ended December 31, 1998, the Company issued 20,974 shares of its common stock as matching contributions under its 401k savings plan.

 Amounts paid in cash for interest during the nine months ended December 31, 1999 and 1998 were $635,000 and $444,000, respectively. Amounts paid for taxes during the nine months ended December 31, 1999 and 1998 were $105,000 and $10,000, respectively.

5.  SEGMENT INFORMATION:

 The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," during fiscal year 1999. The Company does not allocate resources and assess performance based on separate operating segments. Therefore, the Company has determined that it currently does not have reportable segments. Rather, the Company's resources are allocated based on specific project needs. Sales by geographic area for the nine months ended December 31, 1999 and 1998 were as follows:

(in thousands)                                 12/31/99    12/31/98
-------------------------------------------   ---------   ---------
GEOGRAPHIC AREA:
United States                                 $  28,118   $  49,664
-------------------------------------------   ---------   ---------
Canada                                            5,373       2,927
-------------------------------------------   ---------   ---------
Other International                               5,796       1,707
-------------------------------------------   ---------   ---------
Total                                         $  39,287   $  54,299
-------------------------------------------   ---------   ---------

6. COMPREHENSIVE (LOSS) INCOME:

 Comprehensive (loss) income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's comprehensive (loss) income for the periods presented is listed below:

                                                    For the Nine Months Ended December 31,
                                                    ---------------------------------------
                                                       1999                         1998
                                                    ----------                    ---------
Net (Loss) Income as Reported                       $(989,000)                    $904,000
Effect of Foreign Currency Translation Loss           (10,000)                     (88,000)
                                                    ---------                     --------

Comprehensive Net (Loss) Income                     $(999,000)                    $816,000
                                                    =========                     ========

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

 RESULTS OF OPERATIONS

 The following table sets forth the percentage relationships to sales of selected items in the Company's consolidated statements of income (unaudited) for the periods indicated:

                                                            Three Months Ended December 31,    Nine Months Ended December 31,
                                                                1999             1998               1999              1998
                                                            -------------   ---------------   ----------------   --------------
Sales....................................................        100.0%            100.0%            100.0%            100.0%
Cost of Sales............................................         88.4              86.6              87.9              87.8
                                                                 -----             -----             -----             -----

Gross Profit.............................................         11.6              13.4              12.1              12.2

Selling, general and administrative expenses.............          8.9              10.5              12.7               9.7
                                                                 -----             -----             -----             -----

      Operating Income (Loss)............................          2.7%              2.8%             (0.6%)             2.5%
                                                                 =====             =====             =====             =====


 THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO
 THREE MONTHS ENDED DECEMBER 31, 1998

 Sales decreased 18.1% or $3,074,000 to $13,924,000 from $16,998,000.  The decrease in sales for the three-month period is primarily related to lower sales from the Company's power industry customers, and lower activity in repair and rebuild projects, offset in part by growth in maintenance and field service revenues, and by higher revenues from the Company's industrial customers.

 Cost of sales decreased 16.4% or $2,409,000 to $12,314,000 from $14,723,000.
 The decrease in dollars resulted from the decrease in sales volume for the current year quarter. As a percentage of sales, cost of sales increased to 88.4% from 86.6%. The increase in percentage of sales is primarily due to a difference in sales mix for the quarter.

 Selling, general and administrative expenses decreased 30.8% or $552,000 to $1,241,000 from $1,793,000. The decrease in dollars was primarily due to decreased selling expense.

 As a percentage of sales, selling, general and administrative expenses decreased to 8.9% from 10.5% in the prior year period. The decrease in percentage was primarily a result of the above referenced decrease in selling expense, offset in part by the effect of the decrease in sales volume.

 For the reasons set forth above, operating income decreased 23.4%, or $113,000, to $369,000, or 2.7% of sales, for the quarter, versus operating income of $482,000, or 2.8% of sales, in the prior year quarter.

 Interest and other expense, net of interest and other income, increased 116.8%, or $153,000, to $284,000 from $131,000. The increase is primarily due to increased borrowing during the quarter.

 Income before income taxes was $85,000, or 0.6% of sales, in the current year quarter, compared to income before income taxes of $351,000, or 2.1% of sales, for the prior year period.

 There was no provision for income taxes in either quarter reported because the effects of the Company's net operating loss carryforwards from prior years substantially eliminated taxes on current year income.


 NINE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO
 NINE MONTHS ENDED DECEMBER 31, 1998

 Sales decreased 27.6% or $15,012,000 to $39,287,000 from $54,299,000.  The decrease in sales for the nine-month period are primarily related to lower sales from the Company's power industry repair and rebuild customers, offset in part by growth in maintenance and field service revenues, and by higher revenues from the Company's industrial and international customers.

 Cost of sales decreased 27.5% or $13,120,000 to $34,533,000 from $47,653,000.
 The decrease in dollars resulted from the decrease in sales volume for the current year period. As a percentage of sales, cost of sales was essentially level, at 87.9%, vs. 87.8% in the prior year period.

 Selling, general and administrative expenses decreased 6.0% or $320,000 to $4,980,000 from $5,300,000. The decrease in dollars was primarily due to decreased selling expense. As a percentage of sales, selling, general and administrative expenses increased to 12.7% from 9.8%. The increase in percentage was primarily a result of the above referenced decrease in sales volume.

 For the reasons set forth above, there was an operating loss of $226,000, or 0.6% of sales, for the nine month period, versus operating income of $1,346,000, or 2.5% of sales, in the prior year period.

 Interest and other expense, net of interest and other income, increased 72.6%, or $321,000, to $763,000 from $442,000. The increase is primarily due to increased borrowing during the nine-month period.

 Loss before income taxes was $989,000, or 2.5% of sales, in the current year period, compared to income before income taxes of $904,000, or 1.7% of sales, for the prior year period.

 There was no provision for income taxes in either period reported because the effects of the Company's net operating loss carryforwards from prior years substantially eliminated taxes on current year income.

 LIQUIDITY AND CAPITAL RESOURCES

 Cash and cash equivalents decreased by $1,077,000 and borrowings under the Company's line of credit increased by $4.3 million during the nine months ended December 31, 1999. This was caused principally by the $4.6 million in cash used by operating activity during the nine months ended December 31, 1999.

 Historically the Company has required minimal investment in net working capital in contracts, but it does experience fluctuations in these amounts depending upon the stage of completion of its various contracts and upon the payment terms negotiated as a part of the overall original contract terms and conditions. ("Net working capital invested in contracts" consists of accounts and retainages receivable plus unbilled contract costs and fees, minus accounts payable and minus billings in excess of contract costs and fees. These net amounts were $13.1 million and $7.8 million at December 31, 1999 and March 31, 1999, respectively). The Company seeks to manage project cash flows in its payment terms negotiations with customers and suppliers, and in adherence to project budgets and schedules.

 The Company and its bank agreed during the prior fiscal year ended March 31, 1999 to increase the Company's secured open line of credit from $10 million to $12 million. During the nine months ended December 31, 1999, the Company and its bank agreed to expand the line of credit to $15 million for a two-year term.

 On November 1, 1999, the Company moved the trading venue and listing of its common shares from the New York Stock Exchange to the American Stock Exchange, continuing to trade under the stock symbol "EEC".

 The Company's backlog of unfilled orders at December 31, 1999 increased 33.1% to $71.9 million from $54.0 million at December 31, 1998. New orders received during the nine months ended December 31, 1999 increased 0.7% from the same period last year, to $38.7 million. The new orders total was offset by the cancellation in September 1999 of the construction phase of one contract totaling $4.7 million, resulting in net orders booked totaling $34.0 million for the nine month period. The Company believes that there has been evidence of improvement over the past three years in the market for its products, technologies and services, but also believes that, in the short term, the market is exceptionally difficult to predict accurately due to regulatory and other factors, both domestic and international in nature. The Company has attempted to adjust its organization so that it can operate and be profitable on highly variable business levels at or above those experienced in the current and prior fiscal year. However, there can be no assurance that such business levels will occur, that the Company's actions will be successful, or that future losses would not adversely affect the Company's liquidity and capital resource position. The Company believes it has liquidity and capital resources sufficient to maintain its business at its current level of activity due to the following: no significant capital expenditures are expected; historically the Company has required little investment in operating working capital; and its banking arrangements, i.e. those currently available and those which could be obtained, would be adequate to maintain its ongoing business at its current level of activity during the next year.

YEAR 2000

 The Company's process to ensure Year 2000 compliance of all software and hardware that are date dependent, consisted of four phases:

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

 The Company has no knowledge that any of its systems, major or minor, have been impacted since December 31, 1999. In addition, no significant expenditures were required to achieve Year 2000 compliance that would not have been required in the normal course of operation. The Company is not aware of any future non-compliance that will have a material effect on its operations or result in material remedial costs, including the risk and potential impact of non-compliance by the Company's suppliers, subcontractors and customers. However, there can be no absolute assurance that unanticipated non-compliance will not occur, or that such non-compliance would not require material costs to remedy or that it would not result in significant disruption if not remedied.

 The Company has not and does not intend to develop any contingency plans to address possible system failures related to Year 2000 compliance.

 The Company provides software based control systems to its customers that are Year 2000 compliant.

                           PART II.  OTHER INFORMATION


 ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             27.1 - Financial Data Schedule

        (b) No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                   SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ENVIRONMENTAL ELEMENTS CORPORATION
                                                    (Registrant)


                                         /s/
                                         ----------------------------------
                                              James B. Sinclair
                                              Senior Vice President and
                                              Chief Financial Officer

Date:  February 11, 2000

                                 EXHIBIT INDEX


 Exhibit Number          Description
 --------------          -----------

      27.1           Financial Data Schedule