Form 10-K
period 2000-03-31
ENVIRONMENTAL ELEMENTS CORP
filed 2000-06-28
CIK 863893

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM  10-K

                   For the Fiscal Year ended March 31, 2000

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


          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
    Common stock, par value $0.01 per share, American Stock Exchange, Inc.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                                       YES[X]
                                                                          NO[_]


Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10K.                                                                    [_]

The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 2, 2000 was approximately $7.3 million based upon the closing price of $1.3125. The number of shares outstanding of the registrant's
                  ------
Common Stock as of June 2, 2000 was 7,118,595.


                      Documents Incorporated by Reference
Portions of the definitive Proxy Statement relating to registrant's Annual Meeting of Stockholders to be held July 28, 2000 are incorporated by reference in Part III of this Form 10-K, with the exception of portions that are not incorporated by reference by their terms.

                                    PART I

ITEM 1. BUSINESS

General

   Environmental Elements Corporation (the "Company") provides a broad range of services, systems and proprietary state-of-the-art technologies to traditionally intensive users of air pollution control systems, including two primary customer groups -- electric utilities and private power generators and pulp and paper producers-- in addition to other customers in the waste-to-energy, rock products, metals, petrochemical and other industries worldwide. The Company enters into contracts with its customers to provide ongoing maintenance and repair services, major refurbishment and rebuilding services, and design and supply of proprietary, large-scale, custom-engineered, original equipment systems that enable its customers to operate their facilities in compliance with regulatory standards limiting particulate and gaseous emissions. The Company also pursues a strategy of establishing joint venture agreements and alliances with selected customers, technology partners, and suppliers, to augment its resource capabilities and expand its market presence.

   The Company has historically concentrated its marketing of services and products on technologies that reduce particulate emissions from combustion exhaust streams, specifically electrostatic precipitators and fabric filter systems (also known as baghouses). For each of these technologies, the Company has developed proprietary designs for durable, cost-effective systems. In addition to the above mentioned technologies, the Company has developed, acquired distribution rights for, or licensed from others, ammonia delivery systems that aid in the removal of nitrogen oxides from exhaust gases, dry and semi-dry scrubbers for use in gaseous emissions control, and patented systems that improve removal of very small particles, or "fine particulate", from exhaust streams.

   Because of the extreme conditions under which air pollution control systems operate, maintenance, repair, and rebuilding of these systems is an ongoing requirement and creates demand for the Company's services, spare parts and other products. The Company engages in complete and partial rehabilitation and rebuilding of air pollution control systems, often involving design and installation work, and also provides ongoing maintenance services and spare parts on a routine or emergency-response basis. Such services may include the provision of rebuild project materials, construction services, and field engineering services including inspection, testing, rebuild supervision, and equipment performance evaluation services. The Company provides such products and services from its headquarters and, beginning in fiscal 1999, from regional maintenance centers located near its customers. The Company believes that its strategy related to aftermarket products and services represents a significant long-term opportunity. Accordingly, during fiscal 1999 the Company established three new regional maintenance centers in Florida, Virginia and Texas, and intends to establish additional maintenance centers where it believes that additional business can be gained or customer relationships can be enhanced.

   The Company also has a long history of designing and supplying original equipment systems both for the replacement of aging installed equipment and for newly built sites. While the Company, in certain instances, may provide a combination of its systems as an integrated pollution control solution, its customers typically purchase individual systems which, in certain instances, may operate in conjunction with other systems supplied by others. The Company's contracts with its customers generally require it to design and supply an air pollution control device which removes specified amounts of gaseous or particulate matter from combustion exhaust gases. The Company is generally contractually responsible to its customers for all phases of the design, fabrication, start-up and testing and (if included in the scope of the Company's contract) field construction of its systems. The Company's successful completion of its contractual obligations is generally determined by a performance test or tests of the Company's systems which are generally conducted by a customer-selected independent testing agency which verifies that the system is removing gaseous or particulate emissions in amounts required by the contract. In connection with the expansion of the Company's technological offerings and a shift in the Company's mix of business, additional measures of performance may be afforded or required. Such measures may include availability or reliability guarantees and guarantees with respect to the consumption of power, reagent, water or other components of variable operating costs.

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

   The Company performs design and process engineering for its systems. The Company determines the size, geometry, mechanical, electrical and structural characteristics of the device needed to meet its contractual obligations, and creates the detail design and develops specifications for all structural, electrical, mechanical, piping, and chemical components necessary to make the system. In performing its contracts the Company purchases various components (either standard inventory items or items made by vendors to the Company's design and specifications), enters into and supervises subcontracts for field construction (if included in the scope of the Company's contract), and manages all technical and commercial aspects of the performance of its contracts, including the start-up of its systems.

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

   The Company offers a fluidized bed flue gas desulfurization dry reactor, (known as a circulating dry scrubber or "CDS(R)") which has special application to both the power generation and municipal solid waste incineration acid rain retrofit markets. During fiscal 1996 and fiscal 1997, the Company successfully started up its first two CDS(R) systems and successfully completed its performance obligations. The CDS(R) technology is licensed from Lurgi GmbH.

   The Company offers Ammonia on Demand (AOD(TM)) systems, a patented technology that facilitates the control of nitrogen oxide emissions in coal-fired and natural gas-fired power generation. The AOD(TM) system enables the immediate conversion of non-toxic urea, which is a chemical commonly used in fertilizer, into ammonia, a necessary component to facilitate nitrogen oxide (NOx) emissions control. The system eliminates significant storage safety problems and much of the attendant expense associated with the storage of ammonia. EEC expects to complete its first AOD(TM) project in 2000.

   In fiscal 1997, the Company entered into its first alliance agreement with a customer. Under this agreement the Company provides dedicated engineering and field service personnel who perform inspection, engage in problem-solving and material planning, and make parts recommendations on a system-wide basis, with a goal of reducing our customer's total life cycle costs. During fiscal 1998, the alliance resulted in a large order from the customer for new systems upgrades. During fiscal 1999, the alliance resulted in a multi-year contract with the customer to provide engineering services, new equipment, and systems upgrades in order to achieve compliance with new regulations governing nitrogen oxide emissions promulgated by the Environmental Protection Agency in September, 1998. The Company intends to continue to focus on opportunities for similar alliances with other important customers.

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

Markets Served

   The Company has historically followed a strategy of limiting its business to systems and technologies for air pollution control and focusing within that business on selected markets in which the Company believes it can build upon its reputation for expertise and reliability. The Company's current targeted markets are electric utilities and private power generators, pulp and paper producers, developers of municipal solid waste incineration facilities, and certain other process industries throughout the

United States, Canada, and selected areas of central Europe, Asia and the Pacific Rim. The Company started up two precipitator projects in Poland in fiscal 1996, and in fiscal 1997, the Company's baghouse and spray dryer emissions control system for a municipal and medical waste incinerator in the United Kingdom commenced operations. In its 1997 fiscal year, the Company received and commenced execution of an award to supply reverse air fabric filter emissions systems at a municipal solid waste incineration plant in Korea. The Company's precipitator technology will be installed in a power plant in China, through a contract awarded to the Company's licensee in fiscal 1997. In fiscal 1998, the Company received two additional orders for equipment and the Company signed international license agreements in South Korea, Finland, Russia and India. In fiscal 2000, the Company received an order for installation of EEC's newly patented Fine Particulate Agglomerator(TM) (FPA(TM)) in a power station in the United Kingdom.

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

Bookings and Backlog Information

   The information required by this item is contained under the caption "Bookings and Backlog" in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10K.

Research and Development

   The Company has an ongoing program for development and commercialization of new air pollution control technologies and enhancement of existing technologies. The Company spent approximately $346,000, $475,000, and $317,000 on product development during fiscal 2000, 1999, and 1998, respectively. Among other important product development activities, the Company has developed and acquired patent protection of an advanced technology for the control of sub-micron sized particulate emissions from utility and industrial boilers in order to respond to increasingly stringent regulations for fine particulate emissions. This technology has undergone full-scale commercial demonstration during fiscal 1998, 1999 and 2000, and is being marketed to commercial customers worldwide. The Company has also developed and introduced into the utility market wide plate spacing precipitators and has developed precipitator dust plates which are shipped and site-assembled more easily than earlier generation dust plates. The Company, in fiscal 1998, developed a software-based voltage controller with adaptive programming capabilities to enhance precipitator performance.

   The Company has recently advanced its research and development operations beyond its historical product development activities to funded research programs. Through a Cooperative Research and Development Agreement with the U.S. Department of Energy, the Company is working on the enhancement of particulate removal capabilities in certain applications. Under a Department of Energy SBIR grant, the Company is augmenting its CDS capabilities for mercury and fine particulate control, and under a U.S. Department of Defense STTR grant, the Company is studying glow discharge plasma technology.

   The Company will continue to develop innovative solutions and/or acquire the rights to technologies that help its customers solve specific application problems, and that have significant market potential.

Patents

   The Company owns or has the rights to a number of patents, patent applications, and other proprietary technologies which are important to various aspects of its business. While many individual patents are not considered material to the conduct of the Company's business as a whole, the Company views its newly acquired patent protection with respect to its Fine Particulate Agglomerator(TM) technology as potentially providing the Company with a significant advantage in the marketing of its precipitators. It also views the patent protection for its Ammonia on Demand (AOD(TM)) technology, for which the Company acquired exclusive market rights during fiscal 2000, as potentially providing the Company with a significant advantage in the marketing of systems for the control of nitrogen oxide emissions. Generally, however, the Company believes that its ability to compete in the air pollution control industry depends primarily on its engineering and technological expertise, rather than on patent protection.

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

   Although the Company seeks to obtain repeat business from its customers, it does not depend on any single customer to maintain its level of activity from year to year. One customer accounted for more than 10% of the Company's sales in fiscal 2000, three customers accounted for 56% of the Company's sales in fiscal 1999, and no customer accounted for more than 10% of the Company's sales in fiscal 1998. At fiscal year end 2000, approximately 41% of the Company's accounts and retainages receivable were due from companies within the power industry and approximately 37% were due from companies within the pulp and paper industry.

   All of the Company's overseas foreign sales are generated through royalties from international licensees or from export sales, which were 17% of sales in fiscal 2000, and less than 10% of consolidated sales in fiscal years 1999 and 1998. In order to take advantage of certain overseas market opportunities, the Company has established licensing agreements with companies in the People's Republic of China, India, Russia, South Korea, Finland, and Brazil under which the Company is entitled to royalties based upon sales in the licensed territory. These agreements do not currently represent a material source of income. In addition to the licenses, the Company has established, with its Chinese licensee, a joint venture in China, which commenced production, in fiscal 1998, of certain precipitator components for use by the Company and its licensee. With its Indian licensee, during fiscal 1999, the Company trained certain of the licensee's engineers to perform engineering activities for global applications, including both international projects and projects delivered in North America.

Suppliers and Subcontractors

   Like other companies in its industry, the Company relies on outside suppliers, manufacturers and fabricators to supply parts and components in accordance with the Company's specifications. In addition, in cases in which the Company's scope of work includes installation of equipment, the Company selects and supervises subcontractors for this work. To date, the Company has not experienced difficulties either in obtaining fabricated components incorporated in its systems or in obtaining qualified subcontractors. It has been the Company's recent experience, however, that in times of recession or other industry downturns, the Company is more likely to be faced with subcontractor performance problems and construction claims asserted by certain of its subcontractors. In response, the Company is required to more aggressively manage its construction activities and contracts, and, in some cases, can be subject to unanticipated costs.

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

Competition

   The Company faces substantial competition in each of its principal markets. Some of the Company's competitors are larger and have greater financial and other resources than the Company. The Company competes primarily on the basis of its engineering and technological expertise and quality of equipment and service provided. The Company believes that the cost of entry into most of its markets, its experience and reputation for reliability and service, and its knowledge of the plants and operations of its customers are principal factors that enhance its ability to provide high quality services and to compete effectively for repair and rebuild contracts as well as new installations. Additionally, the Company believes that the successful performance of its installed systems is a key factor in dealing with its customers, which typically prefer to make significant purchases from a company with a solid performance history.

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

   In 1990, amendments to the Clean Air Act were adopted which address, among other things, the country's acid rain problem by imposing strict controls on the emissions of sulfur oxides caused by the combustion of coal and other solid fuels. The power generation market is the first to face the compliance standards set by the amendments. Under the legislation, coal-burning power plants are required to comply with new emissions standards in two phases. The first phase, beginning with enactment of the amendments and generally ending in 1995 or 1996, required reduced emissions levels leading to full compliance, with limited exceptions, by the end of the second phase in the year 2000. During 1997, the EPA approved regulations that are expected to significantly increase the number of companies subject to regulation for ozone related emissions, and for emissions of particles at a much smaller size than previously regulated. During 1998, the EPA issued regulations requiring utilities in 22 states to significantly reduce emissions of nitrogen oxides (NOx) by the year 2003, in order to control smog creation. Both sets of regulations are currently in litigation, therefore the specific outcomes required by the regulations, and the timetables for compliance, are uncertain.

   In its operations, the Company is subject to federal, state and local laws and regulations concerning environmental, safety, occupational and health standards. Expenditures required in fiscal 2000 by such laws were not material to the Company's business and the Company is not at a competitive disadvantage by reason of compliance with such laws.

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

Employees

   As of March 31, 2000, the Company had 134 full-time employees, of whom more than 90% were engineers and other professionals and technical employees. The Company also hires contract and other temporary personnel to meet the requirements of particular contracts, as well as contract personnel to carry out construction supervisory functions. The Company's professional staff includes chemical engineers, electrical engineers, mechanical engineers, civil engineers, and computer scientists. Although the Company depends on professional employees for performance of its services, it has not experienced any difficulty in employing such personnel to satisfy its requirements. None of the Company's employees is represented by a union. The Company considers its relations with its employees to be good.

   Prior to the end of fiscal 2000, the Company announced a restructuring plan to shift the focus of its operations to a leaner services and technology-driven business model. The plan is being implemented during the early months of fiscal 2001 and will reduce the Company's employment level to approximately 105 employees.

ITEM 2. PROPERTIES

   Substantially all of the Company's operations, including administration, engineering, design, and sales operations are conducted from its Baltimore headquarters, located in a modern office building with approximately 100,000 square feet of leased space. The Company occupies approximately 56,000 square feet of this space and subleases substantially all of the remaining space. See the Note 6 of the "Notes to Consolidated Financial Statements", under Item 8 - Financial Statements and Supplementary Data, for a description of the rent and other lease terms.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2000.


                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

   Prior to November 1, 1999 the Company's Common Stock was traded on the New York Stock Exchange under the symbol "EEC." Beginning on, and since November 1, 1999, the Company's Common Stock has traded on the American Stock Exchange under the symbol "EEC."

   As of June 2, 2000, there were 212 record holders of the Company's Common Stock. The closing price of the Common Stock on June 2, 2000 was $1.3125.

   The additional information required by this item is contained in Note 10 of the "Notes to Consolidated Financial Statements", under Item 8 - Financial Statements and Supplementary Data. Such information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA
Selected Consolidated Financial Data
-----------------------------------------------------------------------------------------------------------------------------------
For the years ended March 31,                             2000            1999            1998            1997            1996
-----------------------------------------------------------------------------------------------------------------------------------
Consolidated statements of operations data

Sales...........................................      $ 55,593,000    $ 68,029,000    $ 52,612,000    $ 47,654,000    $ 61,214,000
Cost of sales...................................        51,178,000      58,960,000      45,528,000      41,023,000      54,593,000
                                                     -------------    ------------    ------------    ------------   -------------
     Gross profit...............................         4,415,000       9,069,000       7,084,000       6,631,000       6,621,000
                                                     =============    ============    ============    ============   =============

Selling, general & admin. expense...............         6,638,000       7,183,000       6,373,000       7,807,000       9,024,000
Restructuring charge............................         1,185,000               -               -       2,215,000         951,000
                                                     -------------    ------------    ------------    ------------   -------------
                                                         7,823,000       7,183,000       6,373,000      10,022,000       9,975,000
                                                     -------------    ------------    ============    ============   =============
     Operating (loss) income....................        (3,408,000)      1,886,000         711,000      (3,391,000)     (3,354,000)

Interest and other expense, net.................        (1,088,000)       (572,000)       (661,000)       (624,000)       (501,000)
                                                     -------------    ------------    ------------    ------------   -------------
     (Loss) Income from
operations before income........................        (4,496,000)      1,314,000          50,000      (4,015,000)     (3,855,000)
Provision for income tax........................                 -          39,000               -               -               -
                                                     -------------    ------------    ------------    ------------   -------------
     (Loss) Income from
      continuing................................        (4,496,000)      1,275,000          50,000      (4,015,000)     (3,855,000)
Net effect of discontinued operations...........                 -               -               -               -         351,000
                                                     =============    ============    ============    ============   =============
     Net (loss) income..........................      $ (4,496,000)   $  1,275,000    $     50,000    $ (4,015,000)   $ (3,504,000)
                                                     =============    ============    ============    ============   =============

Diluted (loss) earnings per share:
     From continuing............................      $      (0.63)   $       0.18    $       0.01    $      (0.58)   $      (0.56)
     Net (loss) income..........................      $      (0.63)   $       0.18    $       0.01    $      (0.58)   $      (0.51)

Weighted average common shares outstanding
     Basic......................................         7,099,000       7,053,000       6,990,000       6,924,000       6,880,000
     Diluted....................................         7,099,000       7,192,000       7,098,000       6,924,000       6,880,000

Balance sheet data

Working capital.................................      $  5,825,000    $  9,562,000    $  7,050,000    $  1,559,000    $  3,267,000
Total assets....................................        32,395,000      33,180,000      34,362,000      25,407,000      30,179,000
Short-term debt.................................                 -               -               -       2,798,000         195,000
Long-term debt..................................         8,187,000       8,063,000       7,417,000       2,449,000       2,662,000
Stockholders' investment........................      $  3,227,000    $  7,608,000    $  6,265,000    $  6,038,000    $  9,851,000
                                                     =============    ============    ============    ============   =============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company designs and supplies systems and equipment and provides aftermarket products and services that enable its customers to comply with regulations limiting particulate and gaseous emissions. The Company generally is contractually responsible for all phases of design, fabrication and, if included in the scope of the Company's contract, field construction of its equipment and systems. The Company faces substantial competition in each of its principal markets. Substantially all contracts for the Company's systems are awarded through competitive bidding and are undertaken on a fixed-price basis. Like others in its industry, the Company relies on outside suppliers, manufacturers and fabricators to supply parts and components in accordance with the Company's designs and specifications. When the Company's scope of work includes installation of equipment, the Company selects and supervises subcontractors for this work. The Company's successful completion of its contractual obligations is usually determined by performance testing of its systems.

Bookings and Backlog

Bookings represent work for which the Company has entered into a signed agreement or has received a notice to proceed. Bookings during fiscal 2000 were $32.3 million, a 57% decrease from fiscal 1999 bookings. The decrease in bookings during fiscal 2000 was due primarily to decreases in orders from the Company's customers in the power generation and repair and rebuild areas, offset in part by increases in orders from customers in the international areas. The backlog as of March 31, 2000 is $53.9 million, which amount includes a $25 million order that was placed on hold subsequent to year-end. The backlog excluding that order is $28.9 million.

The Company expects that about 75% of the remaining $28.9 million, March 31, 2000 backlog will be executed during its next fiscal year. Due to timing effects of bookings, differences in project gross margins and varying lengths of time required to perform contracts (typically 12-36 months), annual bookings activity and backlog levels at period end are not necessarily predictive of future operating results.

TABLE 1  For the years ended March 31,              2000       1999        1998      2000     1999    1998
                                                             (in millions)         (percentage of net sales)
Sales                                              $55.6      $68.0       $52.6     100.0     100.0   100.0
Cost of sales                                       51.2       58.9        45.5      92.1      86.7    86.5
Gross profit                                         4.4        9.1         7.1       7.9      13.3    13.5
Selling, general and administrative expenses         6.6        7.2         6.4      11.9      10.6    12.2
Restructuring Charge                                 1.2         --          --       2.1        --      --
Operating (loss) income                             (3.4)       1.9         0.7      (6.1)      2.7     1.3
Interest and other expense, net                     (1.1)      (0.6)       (0.6)     (2.0)     (0.8)   (1.1)
(Loss) income before income taxes                  $(4.5)     $ 1.3       $ 0.1      (8.1)      1.9     0.1

Sales and Income

Table 1 sets forth the amounts and percentage relationships to sales of selected items in the Company's consolidated statements of operations for the periods indicated.


Fiscal 2000 Compared to Fiscal 1999

Fiscal 2000 sales decreased 18.3% or $12.4 million to $55.6 million from $68.0 million the year before. This change reflects decreases in sales to the Company's power industry and repair and rebuild customers, offset in part by increases in sales to its industrial, maintenance and field service, and international customers.

Cost of sales decreased 13.2% or $7.8 million to $51.2 million from $59.0 million. Cost of sales increased as a percentage of sales to 92.1% from 86.7%. The increase in cost of sales as a percentage of sales was primarily due to increased costs incurred during the year for contract claims, increased warranty provisions and reduced profit expectations on existing projects.

Selling, general and administrative expenses decreased 7.6% or $0.6 million to $6.6 million from $7.2 million. The decrease was due primarily to cost reduction and cost avoidance actions taken by management in response to reduced sales volume. Because the decrease in sales volume was significantly higher than the decrease in expenses in dollar terms, the Company's selling, general and administrative expenses, as a percentage of sales, increased to 11.9% from 10.6%.

During the quarter ended March 31, 2000, the Company recorded a one-time Restructuring Charge of $1.2 million primarily for severance and early retirement costs, reflecting the elimination of 43 staff positions, related to efforts to shift the focus of its operations to a leaner services and technology-driven business model, continuing its emphasis on a solutions-oriented approach in the air pollution control marketplace. The restructuring plan, adopted and communicated to employees prior to March 31, 2000, is being implemented during the early months of fiscal 2001.

For the reasons set forth above, the Company incurred an operating loss of $3.4 million, or 6.1% of sales, for fiscal 2000, compared to operating income of $1.9 million, or 2.7% of sales, for fiscal 1999.

Interest and other expense, net, increased 90.2%, or $516,000, to $1.1 million. The increase is primarily a result of a increased interest expense due to increased borrowings on the Company's line of credit during most of the fiscal year.

Because of the above mentioned decreased sales volume and changes in expenses, the Company incurred a pre-tax loss of $4.5 million, or 8.1% of sales, for fiscal 2000, compared to pre-tax income of $1.3 million, or 1.9% of sales, for fiscal 1999.

There was no provision for income taxes for fiscal 2000 because the Company incurred a pre-tax loss for the fiscal year and recorded a valuation reserve offsetting the deferred tax benefit. Provision for income taxes was $39,000 for fiscal 1999. The provision was for state taxes, which were not offset by net operating loss carryforwards. Information relating to income taxes is discussed in Note 4 of "Notes to Consolidated Financial Statements."

For the reasons set forth above, the Company incurred a net loss of $4.5 million, or 8.1% of sales, for fiscal 2000, compared to net income of $1.3 million, or 1.9% of sales, for fiscal 1999.

Fiscal 1999 Compared to Fiscal 1998

Fiscal 1999 sales increased 29.3% or $15.4 million to $68.0 million from $52.6 million the year before. This change reflects increases in sales to the Company's power, maintenance and spare parts customers, which is offset in part by decreases in sales to its industrial, repair/rebuild international customers.

Cost of sales increased 29.5% or $13.4 million to $58.9 million from $45.5 million. Cost of sales increased slightly as a percentage of sales to 86.7% from 86.5%, reflecting essentially level project execution performance.

Selling, general and administrative expenses increased 12.7% or $0.8 million to $7.2 million from $6.4 million. The increase was caused primarily by increased sales volume, offset in part by efficiencies in the Company's administrative costs. Because the increased sales volume was significantly higher than the increase in expenses in dollar terms, the Company's selling, general and administrative expenses, as a percentage of sales, decreased to 10.6% from 12.2%.

For the reasons set forth above, operating income was $1.9 million, or 2.7% of sales, for fiscal 1999 compared to operating income of $711,000, or 1.3% of sales, in the prior year.

Interest and other expense, net, decreased 13.5%, or $89,000, to $572,000. The decrease is primarily a result of a decrease in interest expense due to decreased borrowings on the Company's line of credit during most of the fiscal year.

Because of the above mentioned sales volume increases and decreased expenses, pre-tax income from continuing operations was $1.3 million, or 1.9% of sales, for fiscal 1999 compared to $50,000, or 0.1% of sales, in the prior year.

Provision for income taxes was $39,000 for fiscal 1999. The provision was for state taxes, which were not offset by net operating loss carryforwards. There was no provision for income taxes in fiscal 1998 because the Company had net operating loss carryforwards that offset pre-tax income. Information relating to income taxes is discussed in Note 4 of "Notes to Consolidated Financial Statements."

For the reasons set forth above, net income was $1.3 million, or 1.9% of sales, for fiscal 1999, compared to net income of $50,000, or 0.1% of sales, for fiscal 1998.


Liquidity and Capital Resources

During fiscal 2000, cash and cash equivalents decreased by $0.9 million and borrowings under the Company's line of credit increased by $0.4 million. This was caused principally by cash used in operating activities of $0.4 million and $0.6 million in cash used for the purchase of property and equipment and other assets, primarily technology licenses.

Historically, the Company has required minimal investment in net working capital in contracts, but it does experience fluctuations in these amounts depending upon the stage of completion of its various contracts and upon the payment terms negotiated as a part of the overall original contract terms and conditions. ("Net working capital invested in contracts" consists of accounts and retainages receivable plus unbilled contract costs and fees, minus accounts payable and minus billings in excess of contract costs and fees. These net amounts were $7.0 million and $7.8 million at March 31, 2000 and 1999, respectively.) The Company seeks to manage project cash flows through its payment terms with customers and suppliers and in adherence to project budgets and schedules.

During the fiscal year, the Company and its bank agreed to increase the Company's secured open line of credit to $15 million, for a two-year term.
Under the provisions of the credit facility, the Company must comply with certain financial covenants, including net worth and current ratio calculations. At March 31, 2000, the Company was in compliance with, or had obtained applicable waivers for such covenants through April 1, 2001. In addition to the covenants discussed above, there is an additional covenant, which restricts the Company from incurring a cumulative loss before income taxes in excess of $1,000,000 during fiscal year 2001. Management believes that the reorganization and actions taken as discussed in the Notes to Consolidated Financial Statements, Note 7 - Restructuring Charge, will be sufficient to maintain compliance with its covenants during fiscal year 2001. During the fiscal year, the Company increased its bonding capacity by establishing an unsecured bonding line of $80 million through its corporate insurance providers. Subsequent to its fiscal year-end, the bonding line was reduced to $30 million, reflecting lower anticipated bonding requirements. Information relating to the Company's credit facility and bonding line is discussed in Note 3 of "Notes to Consolidated Financial Statements."

The Company's order backlog decreased 30% to $53.9 million during the fiscal year. New orders received during the fiscal year decreased 57% from the prior year, to $32.3 million from $75.4 million.

During fiscal 1999, the Company entered into an agreement with one of its customers, Wisconsin Electric, to reduce emissions, improve performance and maintain capacity and reliability of the customer's fossil-fired power plants, envisioned as an important step toward Wisconsin Electric's meeting of the Environmental Protection Agency's new smog controlling rules limiting nitrogen oxide emissions, which were issued in September, 1998. The Company received an initial minimum order for $25 million at the time the agreement was signed. Subsequent to March 31, 2000, the Company received notice from Wisconsin Electric that the implementation of the program has been delayed due to uncertainty in regulatory requirements that may affect the scope and schedule of implementation. The Company continues to expect to provide nitrogen oxide emissions control work under the customer's program, however there can be no assurance that such work will occur, or of its magnitude and duration. The Company's order backlog excluding the above mentioned $25 million order from Wisconsin Electric is $28.9 million.

The Company believes that there has been evidence of long term improvement over the past three years in the market for its products, technologies and services, but also believes that, in the short term, the market is exceptionally difficult to predict accurately due to regulatory and other factors, both domestic and international in nature. The Company has attempted to adjust its organization so that it can operate and be profitable on highly variable business levels at or above those anticipated during the coming fiscal year. However, there can be no assurance that such business levels will occur, that the Company's actions will be successful, or that future losses would not adversely affect the Company's liquidity and capital resource position. The Company believes it has liquidity and capital resources sufficient to maintain its business at its current level of activity due to the following: no significant capital expenditures are expected; historically the Company has required little investment in operating working capital; and its banking arrangements, i.e. those currently available and those which could be obtained, would be adequate to maintain its ongoing business at its current level of activity during the next year.

Dividends

The Board of Directors did not declare a dividend during fiscal 2000. Any future determination as to the payment of dividends on common stock will depend on future profitability and capital requirements of the Company and/or on such other factors as the Board of Directors may consider. The Company intends to retain most of its future earnings to finance growth and development of its business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Consolidated Balance Sheets as of
  March 31, 2000 and March 31, 1999.................................................    17

Consolidated Statements of Operations for
  the years ended March 31, 2000, 1999 and 1998.....................................    18

Consolidated Statements of Cash Flows for
  the years ended March 31, 2000, 1999 and 1998.....................................    19

Consolidated Statements of Stockholders Investment for
  the years ended March 31, 2000, 1999 and 1998.....................................    20

Notes to Consolidated Financial Statements..........................................    21
Management's Responsibility for Financial Statements................................    33

Report of Independent Public Accountants............................................    34

All other schedules are omitted because they are not applicable or not required or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

Consolidated Balance Sheets
--------------------------------------------------------------------------------------------------------------------------
As of March 31,                                                                                  2000             1999
--------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents.............................................................      $     736,000    $   1,619,000
Accounts and retainage receivable, net of allowance for
accounts of $329,000 and $221,000 in 2000 and 1999, respectively......................          8,876,000        9,441,000
Unbilled contract costs and fees......................................................         13,938,000       12,315,000
Inventories...........................................................................          1,214,000        1,407,000
  Prepaid expenses and other current assets...........................................          1,542,000        1,814,000
                                                                                            -------------    -------------
Total current assets..................................................................         26,306,000       26,596,000
                                                                                            -------------    -------------
Property and equipment:
  Capital lease, building and improvements............................................          7,291,000        7,293,000
Machinery, equipment, furniture and fixtures..........................................          2,935,000        3,120,000
                                                                                            -------------    -------------
Total property and equipment at cost..................................................         10,226,000       10,413,000
Less - Accumulated depreciation and amortization......................................          5,141,000        4,827,000
                                                                                            -------------    -------------
Property and equipment, net...........................................................          5,085,000        5,586,000
                                                                                            -------------    -------------
Non-current retainage receivable......................................................                  -          277,000
Other assets, net.....................................................................          1,004,000          721,000
                                                                                            -------------    -------------
     Total assets.....................................................................      $  32,395,000    $  33,180,000
                                                                                            -------------    -------------
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
Accounts payable......................................................................      $  14,996,000    $  13,110,000
Billings in excess of contract costs and fees.........................................            823,000          824,000
Accrued payroll and related expenses..................................................            980,000        1,044,000
Accrued and other current liabilities.................................................          3,682,000        2,056,000
                                                                                            -------------    -------------
Total current liabilities.............................................................         20,481,000       17,034,000
Long-term liabilities:
  Long-term capital lease obligation..................................................          1,687,000        1,963,000
Long-term line of credit..............................................................          6,500,000        6,100,000
Other non-current liabilities.........................................................            500,000          475,000
                                                                                            -------------    -------------
Total liabilities.....................................................................         29,168,000       25,572,000
                                                                                            -------------    -------------
Commitments and contingencies
Stockholders' investment:
Common stock, par value $.01 per share; 20,000,000 shares authorized; 7,118,595 and
7,090,705 shares issued and outstanding in 2000 and 1999, respectively................             71,000           71,000
Paid-in capital.......................................................................         28,311,000       28,222,000
Cumulative translation adjustment.....................................................           (170,000)        (196,000)
Retained deficit......................................................................        (24,985,000)     (20,489,000)
                                                                                            -------------    -------------
      Total stockholders' investment..................................................          3,227,000        7,608,000
                                                                                            -------------    -------------
      Total liabilities and stockholders'
investment............................................................................      $  32,395,000    $  33,180,000
                                                                                            -------------    -------------

The accompanying notes are an integral part of these statements.

Consolidated Statements of Operations
--------------------------------------------------------------------------------------------------------------
For the years ended March 31,                                         2000            1999            1998
==============================================================================================================
Sales.......................................................     $  55,593,000    $ 68,029,000    $ 52,612,000

Cost of sales...............................................        51,178,000      58,960,000      45,528,000
                                                                 -------------    ------------    ------------
     Gross Profit...........................................         4,415,000       9,069,000       7,084,000
                                                                 -------------    ------------    ------------

Selling, general and administrative expenses................         6,638,000       7,183,000       6,373,000

Restructuring charge........................................         1,185,000               -               -
                                                                 -------------    ------------    ------------
                                                                     7,823,000       7,183,000       6,373,000
                                                                 -------------    ------------    ------------

     Operating (Loss) Income................................        (3,408,000)      1,886,000         711,000

Interest and other expense, net.............................        (1,088,000)       (572,000)       (661,000)
                                                                 -------------    ------------    ------------
     (Loss) Income before provision
     for Income Taxes.......................................        (4,496,000)      1,314,000          50,000
                                                                 -------------    ------------    ------------
Provision for income taxes..................................                 -          39,000               -
                                                                 -------------    ------------    ------------

     Net (Loss) Income......................................     $  (4,496,000)   $  1,275,000    $     50,000

Net (Loss) Income per Share:

     Basic                                                       $       (0.63)   $       0.18    $       0.01
                                                                 -------------    ------------    ------------
     Diluted                                                     $       (0.63)   $       0.18    $       0.01
                                                                 =============    ============    ============

Weighted average common shares outstanding:

     Basic                                                           7,099,000       7,053,000       6,990,000
                                                                 -------------    ------------    ------------
     Diluted                                                         7,099,000       7,192,000       7,098,000
                                                                 =============    ============    ============

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows
----------------------------------------------------------------------------------------------------------------------
For the years ended March 31,                                                2000            1999            1998
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net (loss) income.................................................      $ (4,496,000)   $  1,275,000    $     50,000
  Non-cash items:
    Depreciation and amortization...................................           867,000         826,000         848,000
    Stock contributions to savings plan.............................                 -          98,000          88,000
    Stock-based compensation........................................            89,000          77,000          96,000

Effect of changes in operating assets and liabilities:
    Accounts and retainages receivable, net.........................           842,000          (9,000)     (3,392,000)
    Unbilled contract costs and fees................................        (1,623,000)      1,562,000      (7,629,000)
    Inventories.....................................................           193,000        (647,000)        207,000
    Prepaid expenses and other current assets.......................           272,000         156,000          20,000
    Accounts payable................................................         1,886,000      (3,268,000)      6,654,000
    Billings in excess of contract costs and fees...................            (1,000)       (638,000)       (198,000)
    Accrued payroll and related expenses............................           (64,000)        535,000        (109,000)
    Accrued and other current liabilities...........................         1,626,000         181,000         (49,000)
    Other non-current liabilities...................................            25,000          19,000          47,000
                                                                         -------------   -------------   -------------
     Net cash flows from operating activities.......................          (384,000)        167,000      (3,367,000)
                                                                         -------------   -------------   -------------

Cash flows from investing activities:
    Purchases of property and equipment.............................          (245,000)       (181,000)       (463,000)
    Proceeds from the disposal of assets held for sale..............                 -               -         864,000
    Effect of changes in other assets...............................          (404,000)        136,000        (136,000)
                                                                         -------------   -------------   -------------
     Net cash flows from investing activities.......................          (649,000)        (45,000)        265,000
                                                                         -------------   -------------   -------------

Cash flows from financing activities:
  Net borrowings under line of credit...............................           400,000         900,000       2,615,000
  Payments under capital lease obligation...........................          (276,000)       (254,000)       (232,000)
  Change in cumulative translation adjustment.......................            26,000        (107,000)         (7,000)
                                                                         -------------   -------------   -------------
     Net cash flows from financing activities.......................           150,000         539,000       2,376,000
                                                                         -------------   -------------   -------------
     Net (decrease) increase in cash and cash equivalents...........          (883,000)        661,000        (726,000)

Cash and cash equivalents, beginning of year........................         1,619,000         958,000       1,684,000
                                                                         -------------   -------------   -------------
Cash and cash equivalents, end of year..............................      $    736,000    $  1,619,000    $    958,000
                                                                         -------------   -------------   -------------

The accompanying notes are an integral part of these statements.

Consolidated Statements of Stockholders' Investment

------------------------------------------------------------------------------------------------------------------------------
                                                                                  Cumulative        Retained
                                                    Common        Paid-in         Translation       Earnings
Changes in Amounts                                   Stock        Capital         Adjustment        (Deficit)       Total
                                                ------------------------------------------------------------------------------
Balance, March 31, 1997                           $  70 ,000   $ 27,864,000   $       (82,000)   $ (21,814,000)   $  6,038,000
Net income................................                 -              -                 -           50,000          50,000
Translation adjustment....................                 -              -            (7,000)               -          (7,000)
  Comprehensive income....................                 -              -                 -                -          43,000
Issuance of common stock..................             1,000        183,000                 -                -         184,000
------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 1998                               71,000     28,047,000           (89,000)     (21,764,000)      6,265,000
Net income................................                 -              -                 -        1,275,000       1,275,000
Translation adjustment....................                 -              -          (107,000)               -        (107,000)
  Comprehensive income....................                 -              -                 -                -       1,168,000
Issuance of common stock..................                 -        175,000                 -                -         175,000
------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 1999                               71,000     28,222,000          (196,000)     (20,489,000)      7,608,000
Net loss..................................                 -              -                 -       (4,496,000)     (4,496,000)
Translation adjustment....................                 -              -            26,000                -          26,000
  Comprehensive loss......................                 -              -                 -                -      (4,470,000)
Issuance of common stock..................                 -         89,000                 -                -          89,000
------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2000                           $   71,000   $ 28,311,000   $      (170,000)   $ (24,985,000)   $  3,227,000
                                                ============   ============   ===============    =============    ============


-----------------------------------------------------------------
Changes in Common Shares
-----------------------------------------------------------------
Balance, March 31, 1997                                 6,963,346
Issuance of common stock
  under employee savings plan..................            34,082
Issuance of common stock.......................            37,331
                                                     ------------

Balance, March 31, 1998                                 7,034,759
Issuance of common stock
  under employee savings plan..................            27,671
Issuance of common stock.......................            28,275
                                                     ------------

Balance, March 31, 1999                                 7,090,705
Issuance of common stock.......................            27,890
                                                     ------------

Balance, March 31, 2000                                 7,118,595
                                                     ============


The accompanying notes are an integral part of these statements.

  Notes to Consolidated Financial Statements


Note 1
------


Summary of Significant Accounting Policies
------------------------------------------

  Organization and Business

     The Company (incorporated in Delaware on March 15, 1983) designs and supplies proprietary, large-scale, custom-engineered air pollution control systems that enable customers to operate their facilities in compliance with regulatory standards limiting particulate and gaseous emissions.

     The Company's operations depend, among other things, upon the Company's ability to generate sufficient revenues and gross margins in a competitive market from a limited number of clients in specific industries. Future operations may be affected by the level of orders available in the market and obtained by the Company and its ability to generate sufficient gross margins.


  Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


  Cash and Cash Equivalents

     Cash equivalents consist primarily of investments in short-term, highly liquid securities having an original maturity of three months or less at the time of acquisition. Cash and cash equivalents are stated at cost plus accrued interest, which approximates market value. As of March 31, 2000 and 1999, $122,000 and $938,000, respectively, of repurchase agreements were included in this caption.


  Accounts and Retainages Receivable

     As of March 31, 2000 and 1999, accounts and retainages receivable, net of allowance for doubtful accounts, include current accounts receivable of $7,521,000 and $7,713,000, respectively, and current retainages of $1,355,000 and $1,728,000, respectively. All retainage amounts as of March 31, 2000 become due during fiscal 2001, based on applicable contract terms and are thus classified as current.

  Long-Term Contracts

     The Company records sales from long-term contracts using the percentage-of-completion method. Under this method, the Company recognizes as sales that portion of the total contract price which the cost of work completed bears to the estimated total cost of the work covered by the contract. Because contracts may extend over more than one fiscal period, revisions of cost and profit estimates are made periodically and are reflected in the accounting period in which they are determined. If the estimate of total costs on a contract indicates a loss, the total anticipated loss is recognized immediately.

     Unbilled contract costs and fees represent sales recognized in excess of amounts billed. All unbilled contract costs and fees are expected to be collected within the next fiscal year. Billings in excess of contract costs and fees represent billings in excess of sales recognized.

     The Company provides for warranty expenses on contracts based on estimates that take into account historical experience. Warranty expenses and related accruals are included in cost of sales and in accrued and other current liabilities, respectively, in the accompanying consolidated financial statements.


  Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist principally of purchased and fabricated parts held for use in contracts and as spare parts.

  Other Assets

     In December 1995, the Company made a strategic investment in an international joint venture. Certain costs incurred for licenses and to acquire plant designs, equipment and other assets have been recorded as other assets and are being amortized over the life of the related equipment and agreements of 5 to 12 years. As of March 31, 2000 and 1999, the unamortized costs related to the joint venture included in other assets totaled approximately $548,000 and $577,000, respectively.


     During June 1999, the Company acquired a license to market Ammonia on Demand (AOD) technology in North America. The costs to acquire the licensed technology has been recorded as other assets, and is being amortized over the shorter of the expected period of benefit or the life of the license agreement, as additional costs of contracts utilizing the technology. As of March 31, 2000 the unamortized costs related to the AOD technology in other assets totaled approximately $344,000.


  Property and Equipment

     Major improvements are capitalized at cost, while replacements and maintenance and repairs that do not improve or extend the life of the affected assets are charged to expense as incurred. Depreciation and amortization of property and equipment is computed on the straight-line method over estimated useful lives, or with respect to leasehold improvements, over the term of the lease if shorter. Useful lives range from 3 to 40 years by major asset class.


  Income Taxes

  The Company provides for income taxes using the liability method pursuant to Statement of

Financial Accounting Standards No. 109 "Accounting for Income Taxes."
Deferred income taxes are provided for temporary differences arising between the tax basis of assets and liabilities and their respective book basis as reported in the financial statements. Because the Company operated at a loss in the current and prior years, and has significant net operating loss carryforwards, current year income taxes are not material.


  Fair Value of Financial Instruments

     The Company determines fair value of their financial instruments held based on quoted market values, where applicable, or discounted cash flow analysis. As of March 31, 2000 and 1999, the carrying value of its financial instruments approximates fair value.


  New Accounting Standards


     In June 1998, the Financial Accounting Standards Board (FASB) issued the Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and for Hedging Activities." This statement establishes accounting and reporting standards for derivative investments to be recorded in the balance sheet at their fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which defers these accounting and reporting standards until the first quarter of the fiscal year ended March 31, 2002. The Company has not yet determined the impact of adopting SFAS No. 133.



  Note 2
  ------

  Earnings Per Share
  ------------------


     The following illustrates the calculation of weighted average number of common equivalent shares outstanding for the years ended March 31, 2000, 1999 and 1998:

                                                       2000     1999       1998
                                                       ----     ----       ----
  Weighted-average number of common shares        7,099,000  7,053,000  6,990,000
  Dilutive effect of outstanding stock options            -    139,000    108,000
                                                  ---------  ---------  ---------
       Weighted-average number of common
       equivalent shares outstanding              7,099,000  7,192,000  7,098,000

     The dilutive effects of stock options were not provided for 2000, as these options would have an anti-dilutive effect due to the losses of the Company.


  Note 3
  ------

  Credit Facility
  ---------------

     The Company has a bank credit facility, amended during fiscal 2000, providing for revolving line of credit borrowings and letters of credit issuances of up to $15,000,000. Under the credit facility, interest accrues at the bank's prime rate plus 1/2% (prime rate only when net worth exceeds $6,500,000). As of March 31, 2000 and 1999, the rate in effect was 9.0% and 8.25%, respectively. At March 31, 2000 and 1999 borrowings of $6,500,000 and $6,100,000 were outstanding, respectively. Additionally, $2,858,000 and $3,546,000 of letters of credit were also outstanding at March 31, 2000 and 1999, respectively. The credit facility expires on July 1, 2001 and is secured by certain assets of the Company.

     During fiscal years 2000, 1999, and 1998, the maximum borrowings under the line of credit facility totaled $11,100,000, $6,100,000, and $5,200,000, respectively. Average borrowings during such years were $9,021,000, $3,010,000, and $3,808,000, and the weighted average interest rates on such borrowings were 8.51%, 8.82%, and 9.0%, in fiscal years 2000, 1999, and 1998, respectively.
Interest expense for fiscal years 2000, 1999, and 1998 was $768,000, $265,000, and $339,000, respectively.

     Under the provisions of the credit facility, the Company must comply with certain financial and other covenants, including net worth and current ratio calculations. At March 31, 2000, the Company was in compliance with, or had obtained applicable waivers for such covenants through April 1, 2001. In addition to the covenants discussed above, there is an additional covenant, which restricts the Company from incurring a cumulative loss before income taxes in excess of $1,000,000 during fiscal year 2001. Management believes that the reorganization and actions taken as discussed in Note 7 --Restructuring Charge, will be sufficient to maintain compliance with its covenants during fiscal year 2001.


Bonding Line
------------

     On May 14, 1999, the Company entered into a contract with its corporate insurance providers to provide performance and payment bonds to the Company under which the providers extended an $80 million uncollateralized bonding line. Subsequent to its fiscal year-end, the bonding line was reduced to $30 million, reflecting lower anticipated bonding requirements.


  Note 4
  ------


  Income Taxes
  ------------

     As of March 31, 2000, the Company had available, for Federal tax purposes, an estimated Federal income tax net operating loss carryforward of approximately $22,299,000 to offset future taxable income. The carryforwards will expire between 2008 and 2019. As of March 31, 2000, the Company also had an alternative minimum tax credit carryforward of approximately $536,000 that has no expiration date. As of March 31, 2000 and 1999, the Company had alternative minimum tax net operating loss carryforwards of approximately $22,641,000 and $20,526,000, respectively.

     The reconciliation of the provision for income taxes computed at statutory rates to the provision for income taxes provided on pretax (loss) income is not material. Federal taxes at the statutory rate were offset by equal reductions/increases to the valuation reserve. The Company has maintained a valuation reserve for the tax loss carryforwards since their recovery is dependent on profitable future operations.

     The significant components of the deferred tax asset (liability), stated by source of the difference between financial accounting and tax basis as of March 31, 2000 and 1999 are as follows:


                                                      2000          1999

  Operating loss carryforward and tax credits    $  9,140,000   $ 8,406,000

  Reserves, accrued liabilities and other           1,413,000       304,000

  Property, plant, equipment and other                (83,000)     (285,000)

  Valuation allowance                             (10,670,000)   (8,625,000)
                                                 ------------   -----------
       Net deferred income tax liability         $   (200,000)  $  (200,000)
                                                 ============   ===========

     The deferred income tax liability is included in other current liabilities and noncurrent liabilities in the accompanying financial statements.

  Note 5
  ------


  Employee Benefit Plans
  ----------------------


  Pension Plan

     The Company maintains a defined benefit pension plan covering the majority of its employees. Contributions to the plan are based on the actuarially determined costs thereof, and the Company's funding policy has been to contribute an amount at least sufficient to meet the funding standards under the Employee Retirement Income Security Act of 1974. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.

  Pension expense for the years ended March 31, 2000, 1999, and 1998, consisted of:

                                   2000       1999        1998
                                   ----       ----        ----

  Service                          $ 463,000  $ 369,000   $ 330,000

  Net amortization and deferral      602,000    793,000     490,000

  Interest cost                      797,000    738,000     668,000

   Return on assets               (1,313,000)     (1,454,000)      (1,119,000)
                                  ----------      ----------       ----------
   Net pension expense              $549,000        $446,000         $389,000
                                  ==========      ==========       ==========

  The funded status of the Plan as of the most recent actuarial valuations was:

                                                                   12/31/99        12/31/98
                                                                   --------        --------
Actuarial present value of benefit obligations:
    Accumulated benefit obligation, including vested
    benefits of $10,451,000 and $11,081,000 in 2000
    and 1999, respectively....................................  $10,855,000      $11,514,000
  Projected benefit obligation for services rendered to date..   11,874,000       12,534,000
  Plan assets, consisting primarily of fixed income
    investments, at fair value................................   12,314,000       11,299,000
Plan assets in excess of (or less than) the projected
  benefit obligation..........................................      440,000       (1,235,000)

Unrecognized net loss from past experience different
  from that assumed and changes in assumptions................      374,000        2,319,000

  Prior service cost not yet recognized in net periodic cost..      166,000          214,000
                                                                -----------      -----------

  Prepaid pension cost                                          $   980,000      $ 1,298,000
                                                                -----------      -----------

     For purposes of determining the actuarial present value of the projected benefit obligation, weighted average discount rates of 7.50% and 6.50% were used in 2000 and 1999, respectively. Rates of increase in future compensation levels between 3.5% and 6.5%, and an 8% expected long-term rate of return on plan assets were assumed.

Post-Employment Benefits

  The Company provides limited health care and life insurance benefits for certain employees upon retirement. In addition, employees terminated in connection with the elimination of manufacturing operations in prior years were eligible to receive certain health care and life insurance benefits upon termination. These benefit plans are not funded.

  The accrual is determined by application of the terms of the current benefit plans, effects of Medicare for eligible employees, relevant actuarial assumptions and health care cost trend rates projected at an annual rate of 5%. A 1% increase in the annual trend rate would increase the accumulated post-retirement benefit obligation by approximately $6,000; the annual cost would not be materially affected. There is no effect on cash flow as a result of current recognition of future post-retirement benefits.

     The obligation for Post-Employment benefits as of March 31, 2000 was:


               Obligation as of March 31, 1999                         $313,000
               Service Cost                                              97,000
               Paid during current year                                 (53,000)
               Interest Cost                                            (24,000)
                                                                       --------
               Obligation as of March 31, 2000                         $333,000
                                                                       ========

Savings Plan

          The Company's Retirement Savings Plan (the "Savings Plan") is qualified under sections 401(a) and 401(k) of the Internal Revenue Code. All employees of the Company are eligible to participate in the Savings Plan upon completion of six months of employment. Under the Savings Plan's salary deferral provisions, participating employees may elect to defer specified portions of their compensation. Elective contributions made by employees are fully vested at all times. Through March 31, 1999, the Company made matching contributions in the form of shares of common stock at the rate of 50% of the first 3% of each participant's compensation that is deferred for each calendar year. Beginning April 1, 1999, the Company made matching cash contributions by purchasing company stock on the open market at the rate of 50% of the first 3% of each participant's compensation. Employees fully vest in Company contributions after the completion of five years of service. Contributions by the Company were $115,000, $98,000, and $90,000, in 2000, 1999, and 1998, respectively.


  Stock Option Plan

          During fiscal year 1999, the Company adopted a new stock option plan, "1998 Stock Option Plan", which authorizes the granting of options to purchase up to an aggregate of 300,000 shares of common stock at prices not less than fair market value at the date of grant. The previous stock option plan, "Employee Stock Option Plan", had an aggregate of 650,000 shares. Options issued prior to 1995 could not be exercised during the first year after grant, and generally thereafter 20% of the options granted become exercisable on each of the first through fifth anniversaries of grant. For options granted after 1995, 20% are exercisable immediately along with 20% on each of the four anniversaries. Options granted expire between five and ten years from the date of grant. As of March 31, 2000, the weighted average exercise price for outstanding options was $3.20 per share and expiration dates ranged from August 1, 2001 to February 24, 2010. The options price range per share is $2.13 to $5.38.


          The Company applies APB Opinion 25 and related interpretations in accounting for its plan. Accordingly, no compensation expense has been recognized for its stock option plan. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under that plan consistent with the method of FASB Statement 123, the Company's net (loss) income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                   Years Ended March 31,
                                            2000           1999        1998
                                            ------------------------------------
Net (loss) income:
     As reported                            $(4,496,000)   $1,275,000  $ 50,000
     Pro forma                              $(4,710,000)   $1,126,000  $(41,000)
  Basic earnings per share
     As reported                            $      (.63)   $      .18  $   0.01
     Pro Forma                              $      (.66)   $      .16  $  (0.01)
  Diluted earnings per share
     As reported                            $      (.63)   $     0.18  $   0.01
     Pro forma                              $      (.66)   $     0.16  $  (0.01)


  Options were assumed to be exercised upon vesting for the purposes of this valuation. Adjustments are made for options forfeited prior to vesting.

  Changes in outstanding stock options during the year were as follows:

  Years ended March 31,                   2000         1999       1998
                                          ----         ----       ----
  Outstanding, beginning of year          794,000      571,000    431,000
  Granted                                  75,000      271,000    140,000
  Exercised                                (8,000)      (1,000)        --

  Canceled                                (34,000)     (47,000)        --
                                           ------       ------      -----
  Outstanding, end of year                827,000      794,000    571,000


There were options for a total of 532,000 shares exercisable as of March 31, 2000 at a weighted average price of $3.32 per share.

  The weighted average fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The following key assumptions were used in the Black-Scholes option pricing model:


                                                  Years Ended March 31,
                                                  2000      1999      1998
                                                  ----      ----      ----
            Risk-Free Interest Rate               5.6%      4.5%      6.5%
            Expected Life                         5 years   5 years   5 years
            Volatility                            46%       41%       58%

            Dividends                             ---       ---       ---




  Note 6
  ------


  Commitments and Contingencies
  -----------------------------



  Commitments

          The principal office facilities of the Company and its subsidiaries are occupied under a lease expiring in January 2002, with bargain renewal periods extending to January 2037. The lease has been capitalized using an 8.9% interest rate. Principal and interest on this lease commitment are being amortized using the effective-interest method.

          Future payments under the office building lease are $445,000 per year through 2001, and total, with bargain renewal options, $5,958,000. Of this amount, $3,994,000 represents imputed interest and the balance of $1,964,000 as of March 31, 2000 is included in the consolidated financial statements as a current liability ($277,000) and a long-term capital lease obligation ($1,687,000).

          The Company subleases a portion of building office space to tenants. The rental income and related costs are included in operating (loss) income in the accompanying financial statements. For the years ended March 31, 2000, 1999, and 1998 rental income totaled $635,000, $585,000, and $401,000, respectively, and total building related costs were $772,000, $747,000, and $803,000, respectively. The future rentals on the subleases are $519,000, $361,000, $130,000 and $40,000 for fiscal 2001, 2002, 2003 and 2004, respectively.

          The Company and certain subsidiaries use office facilities and equipment under operating leases. Rent expense for the years ended March 31, 2000, 1999, and 1998 totaled $287,000, $231,000, and $187,000, respectively.

  Litigation

          The Company is, from time to time, a party to various legal actions arising in the ordinary course of its business, some of which may involve claims for substantial sums. In management's opinion, the resolution of these matters will not have a material adverse effect on the Company's financial position.


  Note 7
  ------


  Restructuring Charges
  ---------------------


     During the fourth quarter of fiscal year 2000, the Company took action to shift the focus of its operations to a services and technology-driven business model. The actions included a business reorganization and a reduction in workforce, resulting in a restructuring charge of $1,185,000, primarily representing severance and related costs of these terminations. This amount is included in accounts payable and accrued expenses in the accompanying consolidated financial statements. All amounts will be paid during the year ended March 31, 2001.


  Note 8
  ------


  Supplemental Cash Flow Information
  ----------------------------------

          In non-cash financing transactions, the Company issued 27,671 shares in fiscal 1999 as matching contributions under its Savings Plan. In addition, the Company issued 19,890 and 27,275 shares in fiscal 2000 and 1999, respectively, as compensation to its outside directors.

          Amounts paid for interest during the years ending March 31, 2000, 1999, and 1998, were $1,033,000, $623,000, and $460,000, respectively. Amounts paid for income taxes in fiscal year 2000, 1999, and 1998, were $78,000, $16,000, and $10,000, respectively.



  Note 9
  ------


  Segment Reporting
  -----------------

     The Company does not allocate resources and assess performance based on separate operating segments. Therefore, the Company has determined that it currently does not have reportable segments. Rather, the Company's resources are allocated based on specific project needs, regardless of product, service or geographic area. Sales by geographic area for the current and two prior fiscal years were as follows:

                               2000         1999         1998
                               ----         ----         ----

       Geographic Area:
    United States              $37,374,000  $61,125,000  $47,320,000
    Canada                       8,617,000    4,011,000    2,686,000
    Other International          9,602,000    2,893,000    2,606,000
                               -----------  -----------  -----------
               Total           $55,593,000  $68,029,000  $52,612,000


          As of March 31, 2000, approximately 41% of the Company's accounts and retainages receivable were due from companies in the power industry and 37% were due from companies in the pulp and paper industry. One customer accounted for more than 10 % of the Company's sales in 2000; three customers accounted for 56% of the Company's sales in fiscal 1999; no customer accounted for more than 10% of the Company's sales in fiscal 1998.


Note 10
-------

Quarterly and Selected Financial Data [Unaudited]
-------------------------------------------------
fiscal year 2000 quarters ended                          3/31/00      12/31/99      9/30/99       6/30/99
------------------------------------------------------------------------------------------------------------
Sales..............................................  $16,306,000   $13,924,000  $13,557,000   $11,806,000
Gross profit.......................................     (339,000)    1,610,000      922,000     2,222,000
Net (Loss) Income                                     (3,508,000)       85,000   (1,294,000)      221,000
Diluted Net (Loss) Income per share (1)............         (.49)          .01         (.18)          .03
------------------------------------------------------------------------------------------------------------
Stock price
    High                                             $     3.125   $     2.875  $     3.688   $     3.750
    Low                                              $     2.063   $     1.797  $     2.875   $     2.938

------------------------------------------------------------------------------------------------------------
fiscal year 1999 quarters ended                          3/31/99      12/31/98      9/30/98       6/30/98
Sales..............................................  $13,731,000   $16,998,000  $20,757,000   $16,543,000
Gross profit.......................................    2,423,000     2,275,000    2,293,000     2,078,000
Net Income                                               371,000       351,000      346,000       207,000
Diluted Net Income per share (1)...................          .05           .05          .05           .03
------------------------------------------------------------------------------------------------------------
Stock price
    High...........................................        4.438         4.375        3.875         5.688
    Low............................................        2.938         2.438        2.563         3.313

(1) Due to rounding, the accumulation of the quarterly results may not equal year end totals.

             MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS


The consolidated financial statements of Environmental Elements Corporation and subsidiaries have been prepared by the Company in accordance with accounting principles generally accepted in the United States. The financial information presented is the responsibility of management and accordingly includes amounts upon which judgment has been applied, or estimates made, based on the best information available.


The financial statements have been audited by Arthur Andersen LLP, independent public accountants, for each of the three years in the period ended March 31, 2000.

The consolidated financial statements, in the opinion of management, present fairly the financial position, results of operations and cash flows of the Company as of the stated dates and for the stated periods in conformity with accounting principles generally accepted in the United States. The Company believes that its accounting systems and related internal controls used to record and report financial information provide reasonable assurance that financial records are reliable and that transactions are recorded in accordance with established policies and procedures.



  /s/ J. L. Sams               /s/ J. B. Sinclair
  President                   Vice President and Chief Financial Officer

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


  To the Board of Directors and Shareholders of Environmental Elements
Corporation:


We have audited the accompanying consolidated balance sheets of Environmental Elements Corporation (a Delaware corporation) and subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' investment and cash flows for the years in the period ended March 31, 2000, 1999, and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Environmental Elements Corporation and subsidiaries as of March 31, 2000 and 1999, and the results of their operations and their cash flows for of the years in the period ended March 31, 2000, 1999, and 1998 in conformity with accounting principles generally accepted in the United States.


  Baltimore, Maryland                           /s/ Arthur Andersen LLP

  June 27, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  (a)  Directors - The information with respect to Directors required by this
       ---------
item is incorporated by reference to the Registrant's 2000 Proxy Statement to be filed with the Securities and Exchange Commission, under the headings "Election of Directors," "Directors Continuing in Office," and "Certain Information Regarding the Board of Directors and Committees of the Board."

  (b)  Executive Officers - Information with respect to Executive Officers
       ------------------
     required by this item is incorporated by reference to the Registrant's 2000 Proxy Statement to be filed with the Securities and Exchange Commission.

  (c) Information required by Item 405 of Regulation S-K is incorporated herein by reference to the Registrant's 2000 Proxy Statement, to be filed with the Securities and Exchange Commission, under the heading "Section 16(a) Beneficial Ownership Reporting Requirements."

ITEM 11.  EXECUTIVE COMPENSATION

  The information required by this item is incorporated herein by reference to the Registrant's 2000 Proxy Statement to be filed with the Securities and Exchange Commission, under the headings "Executive Compensation and Related Information."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is incorporated herein by reference to the Registrant's 2000 Proxy Statement to be filed with the Securities and Exchange Commission, under the heading "Security Ownership."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item is incorporated herein by reference to the Registrant's 2000 Proxy Statement to be filed with the Securities and Exchange Commission, under the heading "Certain Relationships and Related Transactions" and under the heading "Employment and Non-Competition Agreements."

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements - see Index to Financial Statements and Financial Statement Schedules on page 16 of this Form 10K.
     2. Financial Statement Schedules - see Index to Financial Statements and Financial Statement Schedules on page 16 of this Form 10K.
     3. Exhibits - see Exhibit Index of this Form 10K.

                                                                 Page Number
                                                                   in 10-K
  2. Financial Statement Schedules:
      Report of Independent Public Accountants on Schedules          S-1
      Valuation and Qualifying Accounts for the years ended
      March 31, 2000, 1999, and 1998 (Schedule II)                   S-2

(b) 1. A Form 8-K report that disclosed the resignation of E.H. Verdery as the Company's Chief Executive Officer, President and Chairman of the Board was filed with the Commission on March 3, 2000.

     2. A Form 8-K report that disclosed the restructuring efforts began by the Company and the resignation of S. M. Dunseith, Chief Operating Officer, was filed with the Commission on April 5, 2000.

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

   10.2     -   The Registrant's Retirement Plan, as amended (incorporated by reference to Form 10-K filed with the Commission on June 28,
                1995).

   10.2(a)  -   First Amendment, dated December 28, 1995, to the Registrant's
                Retirement Plan, as amended (incorporated by reference to Form
                10-K filed with the Commission on June 26, 1996).

   10.2(b)  -   Second Amendment, dated December 28, 1995, to the Registrant's
                Retirement Plan, as amended (incorporated by reference to Form
                10-K filed with the Commission on June 26, 1996).

   10.3     -   Omitted.

   10.3(a)  -   Omitted.

   10.3(b)  -   The Registrant's Replacement 401(k) Retirement Savings Plan,
                dated July 1, 1997 (incorporated by reference to the Registrant's Form 10-K filed with the Commission on June 25,
                1998).

   10.4     -   The Registrant's Employee Stock Option Plan, as amended,
                (incorporated by reference to Form S-8 Registration Statement
                (File No. 33-38400) filed with the Commission on December 21,
                1990).

   10.5     -   Environmental Elements Corporation Supplemental Pension
                Agreement dated March 1, 1995, between Registrant and Richard E.
                Hug (incorporated by reference to Form 10-K filed with the Commission on June 26, 1996).

   10.5(a)  -   Environmental Elements Corporation Supplemental Pension
                Agreement dated July 1, 1996 between Registrant and John C.
                Nichols, (incorporated by reference to Form 10-K filed with the Commission on June 23, 1997).

   10.6    -    Revolving Credit and Letter of Credit Agreement dated November
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

   10.6(d) -    Amendment to Revolving Credit and Letter of Credit Agreement
                dated May 10, 1996 between the Registrant and Mercantile-Safe
                Deposit and Trust Company (incorporated by reference to Form
                10-K filed with the Commission on June 26, 1996).

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

   10.6(g) -    Second Amendment to Security Agreement,Third Amendment to Line
                of Credit Promissory Note, Fourth Amendment to Revolving Credit and Letter of Credit Agreement dated August 31, 1999 between
                Registrant and Mercantile Safe Deposit and Trust Company
                (incorporated by reference to the Registrant's Form 10-Q filed with the Commission on November 12, 1999.)

   10.7    -    Omitted.

   10.8    -    The Registrant's 1998 Stock Option Plan (incorporated by
                reference to Form 10-K filed with the Commission on June 25,
                1999).

   10.9    -    Shareholders' Agreement dated February 2, 1990 by and among the
                Registrant and certain shareholders of the Registrant
                (incorporated by reference to Amendment No. 1 to Form S-1
                Registration Statement (File No. 33-35802) filed with the
                Commission on July 5, 1990).

   10.10   -    Employment Agreement dated March 29, 1996 between Registrant and
                E. H. Verdery (incorporated by reference to Form 10-K filed with the Commission on June 26, 1996).

   10.10(a)-    Employment Agreement dated February 25, 2000 between Registrant and J. L. Sams, filed herewith.

   10.11    -    Omitted.

   10.11(a) -    Separation and Non-Competition Agreement dated February 25,
                 2000 between Registrant and E. H. Verdery, filed herewith.

   10.11(b) -    Separation, Release, and Non-Competition Agreement dated April
                 17, 2000 between Registrant and S. M. Dunseith, filed herewith.

   10.12    -    Omitted

   11       -    Statement re: Computation of Earnings per Share, filed
                 herewith, is furnished for the information of the Commission and is not deemed "filed."

   21       -    Subsidiaries of the Registrant (incorporated by reference to
                 Form 10-K filed with the Commission on June 26, 1996.)


                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Environmental Elements Corporation
(Registrant)


/s/ James B. Sinclair
----------------------------------------------
James B. Sinclair
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ John L. Sams                                          June 28, 2000
----------------------------------------------            -------------
John L. Sams                                              Date
President

/s/ Richard E. Hug                                        June 28, 2000
----------------------------------------------            -------------
Richard E. Hug                                            Date
Director

/s/ Barry Koh                                             June 28, 2000
----------------------------------------------            -------------
Barry Koh                                                 Date
Director

/s/ John C. Nichols                                       June 28, 2000
----------------------------------------------            -------------
John C. Nichols                                           Date
Director and Secretary

/s/ James S. Potts                                        June 28, 2000
----------------------------------------------            -------------

James S. Potts                                            Date
Director

/s/ F. Bradford Smith                                     June 28, 2000
----------------------------------------------            -------------
F. Bradford Smith                                         Date
Director

/s/ Samuel T. Woodside                                    June 28, 2000
----------------------------------------------            -------------
Samuel T. Woodside                                        Date
Director

             Report of Independent Public Accountants on Schedules



   To the Board of Directors and Shareholders of Environmental Elements
Corporation:



We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in the Environmental Elements Corporation and subsidiaries' annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated June 27, 2000. Our audits were made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedule listed in the index above is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                        /s/ Arthur Andersen, LLP

   Baltimore, Maryland,

   June 27, 2000

                                                                     Schedule II


                      ENVIRONMENTAL ELEMENTS CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998

                                                         Allowance for
                                                       Doubtful Accounts    Restructuring Accrual
                                                       -----------------    ---------------------
           Balance, March 31, 1997                          $113,000             $       --
           Charged (credited) to profit and loss                  --                     --
            (Deductions) additions                           105,000                     --
                                                            --------             ----------


           Balance, March 31, 1998                           218,000                     --
           Charged (credited) to profit and loss             (58,000)                    --
            (Deductions) additions                            61,000                     --
                                                            --------             ----------


           Balance, March 31, 1999                           221,000                     --
           Charged (credited) to profit and loss             112,000              1,185,000
            (Deductions) additions                            (4,000)                    --
                                                            --------             ----------


           Balance, March 31, 2000                          $329,000             $1,185,000
                                                            ========             ==========

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

    10.2(b) -  Second Amendment, dated December 28, 1995, to the Registrant's
               Retirement Plan, as amended (incorporated by reference to Form 10-K filed with the Commission on June 26, 1996).

    10.3    -  Omitted.

    10.3(a) -  Omitted.

    10.3(b) -  The Registrant's Replacement 401(k) Retirement Savings Plan,
               dated July 1, 1997 (incorporated by reference to the Registrant's Form 10-K filed with the Commission on June 25, 1998).

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

    10.6(c) -  Second Amendment to Revolving Credit and Letter of Credit
               Agreement, First Amendment to Line of Credit Promissory Note and Security Agreement, dated October 25, 1995 between the Registrant and Mercantile-Safe Deposit and Trust Co (incorporated by reference to Form 10-Q filed with the Commission on February 14,
               1996).

    10.6(d) -  Amendment to Revolving Credit and Letter of Credit Agreement
               dated May 10, 1996 between the Registrant and Mercantile-Safe Deposit and Trust Company (incorporated by reference to Form 10-K filed with the Commission on June 26, 1996).

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

    10.6(g) -  Second Amendment to Security Agreement,Third Amendment to Line of
               Credit Promissory Note, Fourth Amendment to Revolving Credit and Letter of Credit Agreement dated August 31, 1999 between Registrant and Mercantile Safe Deposit and Trust Company (incorporated by reference to the Registrant's Form 10-Q filed with the Commission on November 12, 1999.)

    10.7    -  Omitted.

    10.8    -  The Registrant's 1998 Stock Option Plan (incorporated by reference to Form 10-K filed with the Commission on June
               25,1999.)

    10.9    -  Shareholders' Agreement dated February 2, 1990 by and among the
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
                E. H. Verdery (incorporated by reference to Form 10-K filed with the Commission on June 26, 1996).

    10.10(a) -  Employment Agreement dated February 25, 2000 between Registrant and J. L. Sams, filed herewith.

    10.11    -  Omitted.

    10.11(a) -  Separation and Non-Competition Agreement dated February 25, 2000 between Registrant and E. H. Verdery, filed herewith.

    10.11(b) -  Separation, Release, and Non-Competition Agreement dated April
                17, 2000 between Registrant and S. M. Dunseith, filed herewith.

    10.12    -  Omitted

    11       -  Statement re: Computation of Earnings per Share, filed herewith, is furnished for the information of the Commission and is not deemed filed.

    21       -  Subsidiaries of the Registrant (incorporated by reference to
                Form 10-K filed with the Commission on June 26, 1996.)