Form 10-Q
period 2000-06-30
ENVIRONMENTAL ELEMENTS CORP
filed 2000-08-14
CIK 863893

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                         For the quarterly period ended

                                 June 30, 2000

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

7,118,595 shares of common stock, $.01 par value per share, as of July 25, 2000.

                       Environmental Elements Corporation

                                   Form 10-Q

                         For the Quarterly Period Ended

                                 June 30, 2000


Part I:   Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets as of
           June 30, 2000 and March 31, 1999.................      3

          Consolidated Statements of Operations for
           the Three Months Ended June 30, 2000 and 1999....      4

          Consolidated Statements of Cash Flows for
           the Three Months Ended June 30, 2000 and 1999....      5

          Notes to Consolidated Financial Statements........      6 - 7

Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations....      8 - 10

Part II:  Other Information

Item 6.   Exhibits and Reports on Form 8-K..................      11

Signatures..................................................      12

                    ---------------------------------------

  Certain of the statements included in this Form 10-Q are forward-looking statements. These statements involve risks and uncertainties that could cause the actual results to differ from those expressed or implied by such statements. These factors include loss of new orders, increased competition, changes in environmental regulations, and other factors, including but not limited to, operating losses, declines in markets for the Company's products and services, and insufficient capital resources. Information on factors that could affect the Company's financial results are set forth in the Company's filings with the Securities and Exchange Commission including the report on Form 10-K for the Company's fiscal year ended March 31, 2000.

              Environmental Elements Corporation and Subsidiaries
                          Consolidated Balance Sheets
                    As of June 30, 2000 and March 31, 2000

                                                                                                     June 30,         March 31,
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                      2000              2000
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents..................................................................   $  1,594,000     $    736,000
    Accounts and retainage receivable, net of allowance for doubtful
        accounts of $362,000 and $329,000, respectively........................................     11,350,000        8,876,000
    Unbilled contract costs and fees...........................................................     11,466,000       13,938,000
    Inventories................................................................................      1,201,000        1,214,000
    Prepaid expenses and other current assets..................................................        919,000        1,542,000
                                                                                                  ------------     ------------
        Total Current Assets...................................................................     26,530,000       26,306,000
                                                                                                  ------------     ------------

Property and equipment:
    Capital lease, building and improvements...................................................      7,291,000        7,291,000
    Machinery, equipment, furniture and fixtures...............................................      2,939,000        2,935,000
                                                                                                  ------------     ------------
                                                                                                    10,230,000       10,226,000
    Less - Accumulated depreciation and amortization...........................................      5,339,000        5,141,000
                                                                                                  ------------     ------------
        Property and equipment,net.............................................................      4,891,000        5,085,000
Other assets...................................................................................        992,000        1,004,000
                                                                                                  ------------     ------------
        Total Assets...........................................................................   $ 32,413,000       32,395,000
                                                                                                  ============     ============

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
    Accounts payable...........................................................................   $ 13,634,000     $ 14,996,000
    Billings in excess of contract costs and fees..............................................        412,000          823,000
    Accrued payroll and related expenses.......................................................        827,000          980,000
    Accrued and other current liabilities......................................................      3,167,000        3,682,000
                                                                                                  ------------     ------------
        Total Current Liabilities..............................................................     18,040,000       20,481,000
Long-term capital lease obligation.............................................................      1,687,000        1,687,000
Long-term line of credit.......................................................................      9,500,000        6,500,000
Other non-current liabilities..................................................................        507,000          500,000
                                                                                                  ------------     ------------
        Total Liabilities......................................................................     29,734,000       29,168,000
                                                                                                  ------------     ------------
Commitments and contingencies
Stockholders' investment:
    Common stock, par value $.01 per share; 20,000,000 shares authorized;......................
           7,118,595 and 7,118,595 shares issued and outstanding, respectively.................         71,000           71,000
    Paid-in capital............................................................................     28,311,000       28,311,000
    Cumulative translation adjustment..........................................................       (250,000)        (170,000)
    Retained deficit  .........................................................................    (25,453,000)     (24,985,000)
                                                                                                  ------------     ------------
        Total Stockholders' Investment.........................................................      2,679,000        3,227,000
                                                                                                  ------------     ------------

        Total Liabilities and Stockholders' Investment.........................................   $ 32,413,000     $ 32,395,000
                                                                                                  ============     ============

The accompanying notes are an integral part of these statements.

              Environmental Elements Corporation and Subsidiaries
                     Consolidated Statements of Operations
               For the Three Months Ended June 30, 2000 and 1999
                                  (Unaudited)

                                                                                               Three Months Ended
                                                                                                    June 30,
-------------------------------------------------------------------------------------------------------------------------
                                                                                             2000               1999
-------------------------------------------------------------------------------------------------------------------------
Sales.......................................................................              $16,459,000       $ 11,806,000
Cost of sales...............................................................               15,162,000          9,584,000
                                                                                          ------------------------------
        Gross Profit........................................................                1,297,000          2,222,000
                                                                                          ------------------------------

Selling, general and administrative expenses................................                1,471,000          1,781,000
                                                                                          ------------------------------
        Operating  Income ..................................................                 (174,000)           441,000

Interest and other expense, net.............................................                 (294,000)          (220,000)
                                                                                          ------------------------------
        Income before Income Taxes..........................................                 (468,000)           221,000

Provision for income taxes..................................................                        -                  -
                                                                                          ------------------------------
        Net income..........................................................              $  (468,000)      $    221,000
                                                                                          ==============================

Earnings per share:
    Basic...................................................................              $     (0.07)      $       0.03
                                                                                          ==============================
    Diluted.................................................................              $     (0.07)      $       0.03
                                                                                          ==============================

Weighted average common shares outstanding:
    Basic...................................................................                7,118,595          7,091,661
    Diluted.................................................................                7,118,595          7,126,429

The accompanying notes are an integral part of these statements.

              Environmental Elements Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
               For the Three Months Ended June 30, 2000 and 1999
                                  (Unaudited)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                       2000              1999
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net (loss) income .........................................................................    $  (468,000)        $ 221,000
    Non-cash items:
        Depreciation and amortization..........................................................        225,000           207,000
        Stock-based compensation...............................................................              -             3,000
    Effect of changes in operating assets and liabilities:.....................................
        Accounts and retainages receivable, net................................................     (2,474,000)          785,000
        Unbilled contract costs and fees.......................................................      2,472,000          (905,000)
        Inventories............................................................................         13,000            80,000
        Prepaid expenses.......................................................................        623,000           504,000
        Accounts payable.......................................................................     (1,362,000)       (1,767,000)
        Billings in excess of contract costs and fees..........................................       (411,000)         (253,000)
        Accrued payroll and related expenses...................................................       (153,000)         (161,000)
        Accrued and other current liabilities..................................................       (515,000)         (258,000)
        Other non-current liabilities..........................................................          7,000            (3,000)
                                                                                                   -----------       -----------
          Net Cash Flows from Operating Activities.............................................     (2,043,000)       (1,547,000)
                                                                                                   -----------       -----------

Cash flows from investing activities:
    Purchases of property and equipment........................................................         (4,000)          (20,000)
    Effects of changes in other assets.........................................................        (15,000)         (239,000)
                                                                                                   -----------       -----------
          Net Cash Flows from Investing Activities.............................................        (19,000)         (259,000)
                                                                                                   -----------       -----------

Cash flows from financing activities:
    Net borrowings under line of credit........................................................      3,000,000         2,100,000
    Change in cumulative translation adjustment................................................        (80,000)           19,000
                                                                                                   -----------       -----------
          Net Cash Flows from Financing Activities ............................................      2,920,000         2,119,000
                                                                                                   -----------       -----------

          Net Increase in Cash and Cash Equivalents............................................        858,000           313,000

Cash and Cash Equivalents, beginning of period.................................................        736,000         1,619,000
                                                                                                   -----------       -----------
Cash and Cash Equivalents, end of period.......................................................    $ 1,594,000       $ 1,932,000
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

4.  Supplemental Cash Flow Information:

    Amounts paid in cash for interest during the three months ended June 30, 2000 and 1999 were $213,400 and $150,000, respectively. There were no income taxes paid during the three months ended June 30, 2000 and $40,000 was paid in cash for income taxes during the three months ended June 30, 1999.

5.  SEGMENT INFORMATION:

    The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," during fiscal year 1999. The Company does not allocate resources and assess performance based on separate operating segments. Therefore, the Company has determined that it currently does not have reportable segments. Rather, the Company's resources are allocated based on specific project needs. Sales by geographic area for the three months ended June 30, 2000 and 1999 were as follows:


(in thousands)                         2000     1999
                                       ----     ----
Geographic Area:
United States                         $9,805   $10,031
------------------------------------------------------
Canada                                 2,617     1,400
------------------------------------------------------
Other International                    4,037       375
------------------------------------------------------
Total                                $16,459   $11,806
------------------------------------------------------

6.  COMPREHENSIVE (LOSS) INCOME:

    Comprehensive (loss) income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's comprehensive (loss) income for the periods presented is listed below:


For the Three Months Ended June 30,
-----------------------------------
                                                    2000        1999
                                                    ----        ----
Net (Loss) Income as Reported                    $(468,000)   $221,000
Effect of Foreign Currency Translation Loss        (80,000)     19,000
                                                 ---------    --------

Comprehensive Net (Loss) Income                  $(548,000)   $240,000
                                                 =========    ========

 Item 2   Management's Discussion and Analysis

 The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report and the audited Financial Statements and Management's Discussion and Analysis contained in the Company's Form 10-K for the fiscal year ended March 31, 2000.

 Results of Operations

 The following table sets forth the percentage relationships to sales of selected items in the Company's consolidated statements of income (unaudited) for the periods indicated:

                                                                            Three Months
                                                                            Ended June 30,
                                                                      2000                1999
                                                                     -----               -----
    Sales....................................................        100.0%              100.0%
    Cost of Sales............................................         92.1                81.2
                                                                     -----               -----
    Gross Profit.............................................          7.9                18.8
    Selling, general and administrative expenses.............          8.9                15.1
                                                                     -----               -----
    Operating (Loss) Income .................................         (1.0%)               3.7%
                                                                     =====               =====

 Three Months Ended June 30, 2000 Compared to
 Three Months Ended  June 30, 1999

 Sales increased 39.4% or $4,653,000 to $16,459,000 from $11,806,000. The increase in sales for the three-month period is primarily related to increased sales to the Company's systems and services customers.

 Cost of sales increased 58.2% or $5,578,000 to $15,162,000 from $9,584,000.
 The increase in dollars resulted from the increase in sales volume for the current year quarter. As a percentage of sales, cost of sales increased to 92.1% in the current period from the prior year's 81.2%.

 Gross Profit decreased 41.6%, or $925,000, to $1,297,000 from $2,222,000.
 During the prior year's quarter, margins were positively impacted by one project containing a greater portion of engineering work, and a correspondingly lower portion of construction work, that generated $536,000, or 24.1% of gross profit during the quarter. The remaining $389,000 decrease in gross profit was due to run off from competitively bid large systems projects with lower gross margins. As a percentage of sales, gross profit decreased to 7.9% from 18.8%.

 Selling, general and administrative expenses decreased 17.4% or $310,000 to $1,471,000 from $1,781,000. As a percentage of sales, selling, general and administrative expenses decreased to 8.9% from 15.1%. The decreases in dollars and percentage were primarily due to the impact of cost reductions related to restructuring efforts begun in the quarter ended March 31, 2000.

 For the reasons set forth above, the company incurred an operating loss of $174,000, or 1.0% of sales, compared to operating income of $441,000, or 3.7% of sales, for the prior year.

 Interest and other expense, net of interest and other income, increased 33.6%, or $74,000, to $294,000 from $220,000. The increase was primarily due to increased borrowing under the Company's revolving credit line.

 The Company incurred a loss before income taxes of $468,000, or 2.8% of sales, in the current year quarter, compared to income before income taxes of $221,000, or 1.9% of sales, for the prior year period.

 There was no provision for income taxes in either quarter reported because the effects of the Company's net operating loss carryforwards from prior years substantially eliminated taxes on current year income.

 Liquidity and Capital Resources

 Cash and cash equivalents increased by $858,000 and borrowings under the Company's line of credit increased by $3.0 million during the three months ended June 30, 2000. This was caused principally by approximately $2.0 million in cash used in operating activity during the three months ended June 30, 2000.

 Historically the Company has required minimal investment in net working capital in contracts, but it does experience fluctuations in these amounts depending upon the stage of completion of its various contracts and upon the payment terms negotiated as a part of the overall original contract terms and conditions. ("Net working capital invested in contracts" consists of accounts and retainages receivable plus unbilled contract costs and fees, minus accounts payable and minus billings in excess of contract costs and fees. These net amounts were $8.8 million and $7.0 million at June

 30, 2000 and March 31, 2000, respectively.) The Company seeks to manage project cash flows in its payment terms negotiations with customers and suppliers, and in adherence to project budgets and schedules.

 During last fiscal year, the Company and its bank agreed to increase the Company's secured open line of credit to $15 million, for a two-year term. Under the provisions of the credit facility, the Company must comply with certain financial and other covenants, including net worth and current ratio calculations. At June 30, 2000, the Company was in compliance with, or had obtained applicable waivers for such covenants through April 1, 2001. In addition to the covenants discussed above, there is an additional covenant, which restricts the Company from incurring a cumulative loss before income taxes in excess of $1,000,000 during fiscal year 2001. Management believes that the reorganization and related actions taken will be sufficient to maintain compliance with its covenants during fiscal year 2001.

 New orders received during the three months ended June 30, 2000 decreased 82.8% from the same period last year, to $2.9 million. The Company's backlog of unfilled orders at June 30, 2000 decreased 71.0% to $16.7 million from $57.6 million at June 30, 1999. (Backlog totals for both periods are excluding a $24.7 million order from one customer, booked in fiscal 1999, that remains on hold, and has been removed from backlog.)

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

                          Part II. Other Information


 Item 6.  Exhibits and Reports on Form 8-K

          (a) Exhibits

              10.1 - Fourth Amendment to Line of Credit Promissory Note dated May 18, 2000 between the Registrant and Mercantile Safe Deposit and Trust Company filed herewith.

              10.2 - Fifth Amendment to Revolving Credit and Letter of Credit Agreement dated May 18, 2000 between the Registrant and Mercantile Safe Deposit and Trust Company filed herewith.

              10.3 - Patent security Agreement dated June 30, 2000 between the Registrant and Mercantile Safe Deposit and Trust Company filed herewith.

              10.4 - Trademark Security Agreement dated June 30, 2000 between the Registrant and Mercantile Safe Deposit and Trust Company filed herewith.

              27.1 - Financial Data Schedule

          (b) A Form 8-K report that disclosed the restructuring efforts began by the Company and the resignation of S. M. Dunseith, chief operating officer, was filed with the Commission on April 5, 2000.

                                  Signatures


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 ENVIRONMENTAL ELEMENTS CORPORATION
     (Registrant)


 /s/ ____________________________
 Susan L. Rosebery
 Chief Financial Officer


Date: August 14, 2000

 EXHIBIT INDEX



 Exhibit Number          Description
 --------------          -----------

     10.1 Fourth Amendment to Line of Credit Promissory Note dated May 18, 2000 between the Registrant and Mercantile Safe Deposit and Trust Company

     10.2 Fifth Amendment to Revolving Credit and Letter of Credit Agreement dated May 18, 2000 between the Registrant and Mercantile Safe Deposit and Trust Company

     10.3 Patent Security Agreement dated June 30,2000 between the Registrant and Mercantile Safe Deposit and Trust Company


     10.4 Trademark Security Agreement dated June 30, 2000 between the Registrant and Mercantile Safe Deposit and Trust Company

     27.1                Financial Data Schedule