Form 10-Q
period 2000-09-30
ENVIRONMENTAL ELEMENTS CORP
filed 2000-11-20
CIK 863893

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

                        For the quarterly period ended

                              September 30, 2000

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


                  YES            [X]                    NO          [_]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

7,118,595 shares of common stock, $.01 par value per share, as of November 16, 2000.

                      Environmental Elements Corporation

                                   Form 10-Q

                        For the Quarterly Period Ended

                              September 30, 2000


Part I:  Financial Information

Item 1.  Financial Statements


         Consolidated Balance Sheets as of
            September 30, 2000 and March 31, 2000......................   3

         Consolidated Statements of Operations for
            the Periods Ended September 30, 2000 and 1999..............   4

         Consolidated Statements of Cash Flows for
            the Six Months Ended September 30, 2000 and 1999...........   5

         Notes to Consolidated Financial Statements....................   6 - 8

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations..............   9 - 14

Part II: Other Information

Item 4.  Submission of Matters to a Vote of Security Holders...........  15

Item 6.  Exhibits and Reports on Form 8-K..............................  15

 Signatures............................................................  16
                    _______________________________________

  Certain of the statements included in this Form 10-Q are forward-looking statements. These statements involve risks and uncertainties that could cause the actual results to differ from those expressed or implied by such statements. These factors include loss of new orders, increased competition, changes in environmental regulations, and other factors, including but not limited to, operating losses, declines in markets for the Company's products and services, and insufficient capital resources. Information on factors that could affect the Company's financial results are set forth in the Company's filings with the Securities and Exchange Commission including the report on Form 10-K for the Company's fiscal year ended March 31, 2000

              Environmental Elements Corporation and Subsidiaries
                          Consolidated Balance Sheets
                  As of September 30, 2000 and March 31, 2000

                                                                                          September 30,          March 31,
---------------------------------------------------------------------------------------------------------------------------
                                                                                               2000                2000
---------------------------------------------------------------------------------------------------------------------------
                                                                                            (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents.......................................................       $     791,000       $     736,000
   Accounts and retainage receivable, net of allowance for doubtful
     accounts of $1,110,000 and $329,000, respectively.............................           6,852,000           8,876,000
   Unbilled contract costs and fees................................................          11,849,000          13,938,000
   Inventories.....................................................................           1,218,000           1,214,000
   Prepaid expenses and other current assets.......................................           1,224,000           1,542,000
                                                                                          -------------       -------------
     Total Current Assets..........................................................          21,934,000          26,306,000
                                                                                          -------------       -------------

Property and equipment:
   Capital lease, building and improvements........................................           7,291,000           7,291,000
   Machinery, equipment, furniture and fixtures....................................           2,943,000           2,935,000
                                                                                          -------------       -------------
                                                                                             10,234,000          10,226,000
   Less - Accumulated depreciation and amortization................................           5,505,000           5,141,000
                                                                                          -------------       -------------
     Property and equipment,net....................................................           4,729,000           5,085,000
Other assets.......................................................................           1,248,000           1,004,000
                                                                                          -------------       -------------
      Total Assets.................................................................       $  27,911,000        $ 32,395,000
                                                                                          =============       =============

LIABILITIES AND STOCKHOLDERS' (DEFICIT) INVESTMENT
Current liabilities:
   Accounts payable................................................................       $  13,443,000       $  14,996,000
   Billings in excess of contract costs and fees...................................             630,000             823,000
   Accrued payroll and related expenses............................................             547,000             980,000
   Accrued and other current liabilities...........................................           4,875,000           3,682,000
                                                                                          -------------       -------------
      Total Current Liabilities....................................................          19,495,000          20,481,000
Long-term capital lease obligation.................................................           1,683,000           1,687,000
Long-term line of credit...........................................................           9,500,000           6,500,000
Other non-current liabilities......................................................             513,000             500,000
                                                                                          -------------       -------------
      Total Liabilities............................................................          31,191,000          29,168,000
                                                                                          -------------       -------------
Commitments and contingencies
Stockholders' (deficit) investment:
   Common stock, par value $.01 per share; 20,000,000 shares authorized;...........
      7,118,595 shares issued and outstanding......................................              71,000              71,000
   Paid-in capital.................................................................          28,311,000          28,311,000
   Cumulative translation adjustment...............................................            (239,000)           (170,000)
   Retained deficit................................................................         (31,423,000)        (24,985,000)
                                                                                          -------------       -------------
      Total Stockholders' (Deficit) Investment.....................................          (3,280,000)          3,227,000
                                                                                          -------------       -------------

      Total Liabilities and Stockholders' (Deficit) Investment.....................       $  27,911,000       $  32,395,000
                                                                                          =============       =============

      The accompanying notes are an integral part of these statements.

              Environmental Elements Corporation and Subsidiaries
                     Consolidated Statements of Operations
               For the Periods Ended September 30, 2000 and 1999
                                  (Unaudited)

                                                            Three Months Ended                       Six Months Ended
                                                               September 30,                           September 30,
----------------------------------------------------------------------------------------------------------------------------
                                                           2000               1999               2000               1999
----------------------------------------------------------------------------------------------------------------------------
Sales.............................................    $ 12,218,000       $ 13,557,000       $ 28,677,000       $ 25,363,000
Cost of sales.....................................      16,240,000         12,635,000         31,402,000         22,219,000
                                                      -------------------------------       -------------------------------
        Gross Profit (Loss).......................      (4,022,000)           922,000         (2,725,000)         3,144,000
                                                      -------------------------------       -------------------------------

Selling, general and administrative  expenses.....       1,593,000          1,958,000          3,064,000          3,739,000
                                                      -------------------------------       -------------------------------
        Operating (Loss)..........................      (5,615,000)        (1,036,000)        (5,789,000)          (595,000)

Interest and other expense, net...................        (355,000)          (258,000)          (649,000)          (479,000)
                                                      -------------------------------       -------------------------------
        (Loss) before Income Taxes................      (5,970,000)        (1,294,000)        (6,438,000)        (1,074,000)

Provision for income taxes........................              --                 --                 --                 --
                                                      -------------------------------       -------------------------------
        Net (Loss)................................    $ (5,970,000)      $ (1,294,000)      $ (6,438,000)      $ (1,074,000)
                                                      ===============================       ===============================
Earnings per share:
    Basic.........................................    $      (0.84)      $      (0.18)      $      (0.90)      $      (0.15)
                                                      ===============================       ===============================
    Diluted.......................................    $      (0.84)      $      (0.18)      $      (0.90)      $      (0.15)
                                                      ===============================       ===============================
Weighted average common shares outstanding:
    Basic.........................................       7,118,595          7,093,705          7,118,595          7,092,820
    Diluted.......................................       7,118,595          7,093,705          7,118,595          7,092,820

The accompanying notes are an integral part of these statements.

              Environmental Elements Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
             For the Six Months Ended September 30, 2000 and 1999
                                  (Unaudited)

------------------------------------------------------------------------------------------------------
                                                                           2000              1999
------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net loss......................................................     $(6,438,000)      $(1,074,000)
    Non-cash items:
        Depreciation and amortization.............................         457,000           443,000
        Stock-based compensation..................................               -             6,000
    Effect of changes in operating assets and liabilities:........
        Accounts and retainages receivable, net...................       2,024,000          (756,000)
        Unbilled contract costs and fees..........................       2,089,000          (133,000)
        Inventories...............................................          (4,000)          116,000
        Prepaid expenses..........................................         318,000           223,000
        Accounts payable..........................................      (1,553,000)       (1,375,000)
        Billings in excess of contract costs and fees.............        (193,000)         (382,000)
        Accrued payroll and related expenses......................        (433,000)         (114,000)
        Accrued and other current liabilities.....................       1,193,000           557,000
        Other non-current liabilities.............................          13,000            13,000
                                                                       -----------       -----------
          Net Cash Flows from Operating Activities................      (2,527,000)       (2,476,000)
                                                                       -----------       -----------
Cash flows from investing activities:
    Purchases of property and equipment...........................          (8,000)         (160,000)
    Effects of changes in other assets............................        (337,000)         (239,000)
                                                                       -----------       -----------
          Net Cash Flows from Investing Activities................        (345,000)         (399,000)
                                                                       -----------       -----------
Cash flows from financing activities:
    Net borrowings under line of credit...........................       3,000,000         2,000,000
    Reduction of long-term capital lease obligation...............          (4,000)         (135,000)
    Change in cumulative translation adjustment...................         (69,000)           33,000
                                                                       -----------       -----------
          Net Cash Flows from Financing Activities................       2,927,000         1,898,000
                                                                       -----------       -----------

          Net Increase (Decrease) in Cash and Cash Equivalents....          55,000          (977,000)

Cash and Cash Equivalents, beginning of period....................         736,000         1,619,000
                                                                       -----------       -----------
Cash and Cash Equivalents, end of period..........................     $   791,000       $   642,000
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

4.  Supplemental Cash Flow Information:

    Amounts paid in cash for interest during the six months ended September 30, 2000 and 1999 were $591,000 and $470,000, respectively. Amounts paid for income taxes during the six months ended September 30, 2000 and 1999 were $4,300 and $70,300, respectively.


5.  Credit Facility:

    Under the provisions of the Company's credit facility, the Company must comply with certain financial and other covenants, including net worth and current ratio calculations. Currently, the Company is not in compliance with certain of these covenants, but the bank has waived the non-compliance through April 1, 2001. In addition, the bank has eliminated a covenant restricting the amount of the Company's cumulative net loss to $1,000,000 and replaced it with a covenant requiring that the Company not experience a net loss for the last six months of the current fiscal year.

6.  Segment Information :

    During fiscal year 2001, the Company was restructured and now has three reportable operating segments: the Systems Business Unit; the Services Business Unit; and the New Ventures Business Unit. The Systems Business Unit provides custom-engineered, original equipment systems to traditionally intensive users of air pollution control (APC) systems. The Services Business Unit provides maintenance, repair, and spare parts products and services to customers with particulate abatement installed APC equipment. The New Ventures Business Unit is dedicated to finding additional technologies and alliances, and currently includes Ammonia-on-Demand (AODTM) technology and international ventures.

    The segments reported below are the segments of the Company for which separate financial information is available and for which sales and gross profit amounts are evaluated by executive management in deciding how to allocate resources and accessing performance. Due to the fact that no segments existed prior to the restructuring, comparative information is not reported because it can not be practicably determined. The Company does not allocate assets or operating expenses to the individual operating segments. There are no intercompany sales transactions between the three operating segments.

   Information about reported segment sales and gross profit for the six months ended September 30, 2000 is as follows:


       Business Unit                       Sales     Gross Profit (Loss)
       -------------                    -----------  -------------------
       Systems                          $19,575,000      $(3,020,000)
       Services                           8,449,000        1,020,000
       New Ventures                         653,000         (725,000)
                                        -----------      -----------
                    Total               $28,677,000      $(2,725,000)
                                        ===========      ===========


   The Company attributes revenues to individual geographic areas based upon the country where services are provided or products are delivered. Sales by geographic area for the six months ended September 30, 2000 and 1999 were as follows:


       Geographic Area                    2000                 1999
       ---------------                 -----------         -----------
       United States                   $17,361,000         $18,501,000
       Canada                            4,503,000           3,630,000
       Other International               6,813,000           3,232,000
                                       -----------         -----------
        Total                          $28,677,000         $25,363,000
                                       ===========         ===========


7. Comprehensive Income:

   Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's comprehensive income for the periods presented is listed below:


                                          For the Six Months Ended September 30,
                                          --------------------------------------
                                                          2000          1999
                                                          ----          ----

Net Loss as Reported                                  $(6,438,000)  $(1,074,000)
Effect of Foreign Currency Translation (Loss) Gain        (69,000)       33,000
                                                      -------------------------

Comprehensive Net  Loss                               $(6,507,000)  $(1,041,000)
                                                      =========================

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

Results of Operations

The following table sets forth the percentage relationships to sales of selected items in the Company's consolidated statements of income (unaudited) for the periods indicated:

                                                                      Three Months Ended                 Six Months Ended
                                                                         September 30,                     September 30
                                                                     2000             1999             2000             1999
                                                                     ----             ----             ----             ----
Sales..................................................             100.0%           100.0%           100.0%           100.0%

Cost of Sales..........................................             132.9             93.2            109.5             87.6
                                                                    -----            -----            -----            -----

Gross Profit (Loss)....................................             (32.9)             6.8             (9.5)            12.4

Selling, general and administrative expenses                         13.1             14.4             10.7             14.7
                                                                    -----            -----            -----            -----


Operating (Loss).......................................             (46.0%)           (7.6)%          (20.2%)           (2.3)%
                                                                    =====            =====            =====            =====

Three Months Ended September 30, 2000 Compared to
Three Months Ended September 30, 1999

Sales decreased 9.9% or $1,339,000 to $12,218,000 from $13,557,000. Modest increases in sales related to maintenance, repair, field service, and spare parts sales were more than offset by a decrease in sales from the Company's industrial customers.

Cost of sales increased 28.5% or $3,605,000 to $16,240,000 from $12,635,000.
Cost of sales increased approximately $3,300,000 as the result of revisions to estimates of cost of completion and warranty experience on certain contracts. Certain reserves related to these revisions are reflected on the Company's balance sheet as accrued and other current liabilities. Additionally, approximately $720,000 of the increase in cost of sales is the result of an increase in the allowance for doubtful accounts based upon the current realizability of accounts receivable on two contracts and approximately $450,000 of the increase is the result of the unfavorable resolution of a contract dispute.

Selling, general and administrative expenses decreased 18.6% or $365,000 to $1,593,000 from $1,958,000. The decrease in dollars is directly attributable to the Company's cost reduction efforts, including a significant reduction-in-force which was substantially completed during the first quarter of fiscal 2001. Selling, general and administrative expenses decreased to 13.1% from 14.4%, as a percentage of sales. The decreases resulting from the cost cutting efforts were partially offset by the need to establish an additional reserve to cover the cost of medical benefits for certain retired employees due to changes in coverage availability from health maintenance organizations.

For the reasons set forth above, the operating loss was $5,615,000, or 46.0% of sales, for the quarter, versus an operating loss of $1,036,000, or 7.6% of sales, in the prior year quarter.

Interest and other expense, net of interest and other income, increased 37.6%, or $97,000, to $355,000 from $258,000. The increase is due to the recognition of $30,000 of interest expense related to the discounting of prepaid royalty expenses, as well as increased borrowing during the quarter.

The loss before income taxes was $5,970,000, or 48.9 % of sales, in the current year quarter, compared to a loss before income taxes of $1,294,000, or 9.5% of sales, for the prior year period.

There was no provision for income taxes in either quarter reported because the Company incurred pre-tax losses and recorded a valuation reserve offsetting the deferred tax benefit.

Six Months Ended September 30, 2000 Compared to
Six Months Ended September 30, 1999

Sales increased 13.1% or $3,314,000 to $28,677,000 from $25,363,000. The increase in sales for the six-month period is generally due to increases in sales related to maintenance, repair, field service, and spare parts sales.

Cost of sales increased 41.3% or $9,183,000 to $31,402,000 from $22,219,000. The increase in dollars resulted from the increase in sales volume for the current year period as well as the following. Cost of sales increased approximately $3,300,000 as the result of revisions to estimates of cost of completion and warranty experience on certain contracts. Certain reserves related to these revisions are reflected on the Company's balance sheet as accrued and other current liabilities. Additionally, approximately $720,000 of the increase in cost of sales is the result of an increase in the allowance for doubtful accounts based upon the current collectibility of accounts receivable on two contracts and approximately $450,000 of the increase is the result of the unfavorable resolution of a contract dispute.

As a percentage of sales, cost of sales increased to 109.5% of sales from 87.6% in the prior year period. During the prior year's period, cost of sales were positively impacted by one project containing a greater portion of engineering work, and a correspondingly lower portion of construction work that generated $536,000, or 24.1% gross profit.

Selling, general and administrative expenses decreased 18.1% or $675,000 to $3,064,000 from $3,739,000. The decrease in dollars is directly attributable to the Company's cost reduction efforts, including a significant reduction-in-force which was substantially completed during the first quarter of fiscal 2001. Selling, general and administrative expenses decreased to 10.7% from 14.7%, as a percentage of sales. The decreases resulting from the cost cutting efforts were partially offset by the need to establish an additional reserve to cover the cost of medical benefits for certain retired employees due to changes in coverage availability from health maintenance organizations.

For the reasons set forth above, there was an operating loss of $5,789,000, or 20.2% of sales, for the six month period, versus an operating loss of $595,000, or 2.3% of sales, in the prior year period.

Interest and other expense, net of interest and other income, increased 35.5%, or $170,000, to $649,000 from $479,000. The increase is due to the recognition of $30,000 of interest expense related to the discounting of prepaid royalty expenses, as well as increased borrowing during the period.

Loss before income taxes was $6,438,000, or 22.5% of sales, in the current year period, compared to a loss of $1,074,000, or 4.2% of sales, for the prior year period.

There was no provision for income taxes in either period reported because the Company incurred pre-tax losses and recorded a valuation reserve offsetting the deferred tax benefit.

Liquidity and Capital Resources

The Company seeks to arrange its contracts so as to minimize its investment in net working capital, but the amount of this investment varies with the payment terms and stage of completion of its contracts. ("Net working capital invested in contracts" consists of accounts and retainages receivable and unbilled contract costs and fees, less accounts payable and less billings in excess of contract costs and fees.) Net working capital invested in contracts was $4.6 million at September 30, 2000 and $7.0 million at March 31, 2000. The Company also requires capital to the extent that its net cash flows from operating activities are negative.

Cash and cash equivalents increased by $55,000 and borrowings under the Company's line of credit increased by $3.0 million during the six months ended September 30, 2000. This was caused principally by the $2.5 million in cash used by operating activities during the six months ended September 30, 2000.

The Company's principal source of capital is its bank credit facility. That facility provides for secured borrowings of up to $15,000,000 based upon the Company's borrowing base, consisting of unbilled contract costs and fees and certain accounts receivable reduced by outstanding letters of credit. The term of the credit facility has been extended from July 1, 2001 to December 31, 2001. Under the provisions of the credit facility, the Company must comply with certain financial and other covenants, including net worth and current ratio calculations. Currently, the Company is not in compliance with certain of these covenants, but the bank has waived the non-compliance through April 1, 2001. In addition, the bank has eliminated a covenant restricting the amount of the Company's cumulative net loss to $1,000,000 and replaced it with a covenant requiring that the Company not experience a net loss for the last six months of the current fiscal year.

At September 30, 2000, the amount outstanding under the bank credit facility was $9.5 million. The Company's business plan requires cash in excess of the projected availability based upon its projected borrowing base. The required cash is within the $15,000,000 maximum borrowing under the facility. The Company anticipates working with its bank to modify certain covenants and to increase its borrowing base. In addition, the Company is exploring several alternatives which could result in additional capital for the Company, but there is no assurance that any such alternative will be successful.

The Company has been advised by its independent public accountants that should the above uncertainties remain unresolved prior to the completion of their audit of the Company's Financial Statements for the year ending March 31, 2001, their report on those financial statements may be modified to reflect these uncertainties.

The Company's backlog of unfilled orders at September 30, 2000 decreased 62.5% to $25.3 million from $67.5 million at September 30, 1999. New orders received during the six months ended September 30, 2000 increased 14.5% from the same period last year, to $23.7 million from $20.7 million.

                          Part II.  Other Information



Item 4. Submission of Matters to a Vote of Security Holders

       The following matters were submitted to a vote of securities holders at the Annual Meeting of Stockholders held on July 28, 2000:

       (a) The stockholders ratified the selection of Arthur Andersen LLP to serve as independent public accountants of the Company for the fiscal year ending March 31, 2001. The matter was approved by a vote of 5,907,683 for, 40,336 against, 12,926 abstaining. 1,157,650 shares were not voted.

       (b) The stockholders elected Barry Koh (5,904,618 for and 56,327 withheld), and John C. Nichols (5,904,948 for and 55,997 withheld) as Class I directors for a three-year term expiring at the 2003 Annual Meeting or until their successors are duly elected and qualified. 1,157,650 shares were not voted in each case. The names of all other directors whose terms of office as directors continued after the meeting are as follows: Samuel T. Woodside, Richard E. Hug, F. Bradford Smith, and James S. Potts.


Item 6. Exhibits and Reports on Form 8-K

       (a)  Exhibits

            10.1 - Notice of modification to the Fourth Amendment to Security Agreement dated August 31, 1999 between the Registrant and Mercantile Safe Deposit and Trust Company filed herewith.

            10.2 - Notice of modification to the Fifth Amendment to Security Agreement dated May 18, 2000 between the Registrant and Mercantile Safe Deposit and Trust Company filed herewith.

       (b) No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ENVIRONMENTAL ELEMENTS CORPORATION
                                            (Registrant)


                                /s/ John L. Sams
                                ------------------------
                                John L. Sams
                                President


                                /s/ John C. Nichols
                                ------------------------
                                John C. Nichols
                                Chief Accounting Officer and Corporate Secretary



Date:  November 20, 2000

                                 EXHIBIT INDEX



 Exhibit Number                              Description
 --------------                              -----------

     10.1 Notice of modification to the Fourth Amendment to Security Agreement dated August 31, 1999 between the Registrant and Mercantile Safe Deposit and Trust Company

     10.2 Notice of modification to the Fifth Amendment to Security Agreement dated May 18, 2000 between the Registrant and Mercantile Safe Deposit and Trust Company filed herewith.


     27.1                 Financial Data Schedule