Form 10-Q
period 2000-12-31
ENVIRONMENTAL ELEMENTS CORP
filed 2001-02-13
CIK 863893

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                        For the quarterly period ended
                               December 31, 2000

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

 7,171,142 shares of common stock, $.01 par value per share, as of February 9, 2000.

                      Environmental Elements Corporation

                                   Form 10-Q

                        For The Quarterly Period Ended

                               December 31, 2000

Part I: Financial Information

Item 1. Financial Statements

        Consolidated Balance Sheets as of
          December 31, 2000 and March 31, 2000 ............................................    3

        Consolidated Statements of Operations for
          the Periods Ended December 31, 2000 and 1999 ....................................    4

        Consolidated Statements of Cash Flows for
          the Nine Months Ended December 31, 2000 and 1999.................................    5

        Notes to Consolidated Financial Statements ........................................    6 - 8

Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations....................................    9 - 12


Part II: Other Information

Item 6. Exhibits and Reports on Form 8-K...................................................    13

Signatures.................................................................................    14

                    ______________________________________

    Certain of the statements included in this Form 10-Q are forward-looking statements. These statements involve risks and uncertainties that could cause the actual results to differ from those expressed or implied by such statements. These factors include loss of new orders, increased competition, changes in environmental regulations, and other factors, including but not limited to, operating losses, declines in markets for the Company's products and services, and insufficient capital resources. Information on factors that could affect the Company's financial results are set forth in the Company's filings with the Securities and Exchange Commission including the report on Form 10-K for the Company's fiscal year ended March 31, 2000

              Environmental Elements Corporation and Subsidiaries
                          Consolidated Balance Sheets
                  As of December 31, 2000 and March 31, 2000

                                                                                             December 31,         March 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 2000                2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                             (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents............................................................     $     352,000       $     736,000
  Accounts and retainage receivable, net of allowance for doubtful
    accounts of $1,140,000 and $329,000, respectively..................................         8,826,000           8,876,000
  Unbilled contract costs and fees.....................................................         9,126,000          13,938,000
  Inventories..........................................................................         1,189,000           1,214,000
  Prepaid expenses and other current assets............................................         1,030,000           1,542,000
                                                                                            -------------       -------------
    Total Current Assets...............................................................        20,523,000          26,306,000
                                                                                            -------------       -------------

Property and equipment:
  Capital lease, building and improvements.............................................         7,291,000           7,291,000
  Machinery, equipment, furniture and fixtures.........................................         2,944,000           2,935,000
                                                                                            -------------       -------------
                                                                                               10,235,000          10,226,000
  Less - Accumulated depreciation and amortization.....................................         5,649,000           5,141,000
                                                                                            -------------       -------------
    Property and equipment,net.........................................................         4,586,000           5,085,000
Other assets, net......................................................................         1,215,000           1,004,000
                                                                                            -------------       -------------
    Total Assets.......................................................................     $  26,324,000       $  32,395,000
                                                                                            =============       =============

LIABILITIES AND STOCKHOLDERS' (DEFICIT) INVESTMENT
Current liabilities:
  Accounts payable.....................................................................     $  14,833,000       $  14,996,000
  Billings in excess of contract costs and fees........................................           939,000             823,000
  Accrued payroll and related expenses.................................................           617,000             980,000
  Accrued and other current liabilities................................................         3,476,000           3,682,000
                                                                                            -------------       -------------
    Total Current Liabilities..........................................................        19,865,000          20,481,000
Long-term capital lease obligation.....................................................         1,683,000           1,687,000
Long-term line of credit...............................................................         7,500,000           6,500,000
Other non-current liabilities..........................................................           520,000             500,000
                                                                                            -------------       -------------
    Total Liabilities..................................................................        29,568,000          29,168,000
                                                                                            -------------       -------------
Commitments and contingencies
Stockholders' (deficit) investment:
  Common stock, par value $.01 per share; 20,000,000 shares authorized;
    7,118,595 shares issued and outstanding............................................            71,000              71,000
  Paid-in capital......................................................................        28,311,000          28,311,000
  Cumulative translation adjustment....................................................          (220,000)           (170,000)
  Retained deficit  ...................................................................       (31,406,000)        (24,985,000)
                                                                                            -------------       -------------
    Total Stockholders' (Deficit) Investment...........................................        (3,244,000)          3,227,000
                                                                                            -------------       -------------

    Total Liabilities and Stockholders' (Deficit) Investment...........................     $  26,324,000       $  32,395,000
                                                                                            =============       =============

The accompanying notes are an integral part of these balance sheets.

              Environmental Elements Corporation and Subsidiaries
                     Consolidated Statements of Operations
               For the Periods Ended December 31, 2000 and 1999
                                  (Unaudited)

                                                                     Three Months Ended                  Nine Months Ended
                                                                        December 31,                       December 31,
--------------------------------------------------------------------------------------------------------------------------------
                                                                   2000             1999              2000              1999
--------------------------------------------------------------------------------------------------------------------------------
Sales......................................................    $ 14,799,000     $ 13,924,000      $ 43,476,000      $ 39,287,000
Cost of sales..............................................      13,411,000       12,314,000        44,813,000        34,533,000
                                                               -----------------------------      ------------------------------
        Gross Profit (Loss)................................       1,388,000        1,610,000        (1,337,000)        4,754,000
                                                               -----------------------------      ------------------------------

Selling, general and administrative expenses...............       1,037,000        1,241,000         4,101,000         4,980,000
                                                               -----------------------------      ------------------------------
        Operating Income (Loss)............................         351,000          369,000        (5,438,000)         (226,000)

Interest and other expense, net............................        (334,000)        (284,000)         (983,000)         (763,000)
                                                               -----------------------------      ------------------------------
        Income (Loss) before Income Taxes..................          17,000           85,000        (6,421,000)         (989,000)

Provision for income taxes.................................              --               --                --                --
                                                               -----------------------------      ------------------------------
        Net Income (Loss)..................................    $     17,000     $     85,000      $ (6,421,000)     $   (989,000)
                                                               =============================      ==============================

Earnings per share:
    Basic..................................................    $       0.00     $       0.01      $      (0.90)     $      (0.14)
                                                               =============================      ==============================
    Diluted................................................    $       0.00     $       0.01      $      (0.90)     $      (0.14)
                                                               =============================      ==============================

Weighted average common shares outstanding:
    Basic..................................................       7,118,595        7,093,705         7,118,595         7,093,116
    Diluted................................................       7,129,156        7,117,492         7,118,595         7,093,116

The accompanying notes are an integral part of these statements.

              Environmental Elements Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
             For the Nine Months Ended December 31, 2000 and 1999
                                  (Unaudited)

------------------------------------------------------------------------------------------------------------------------
                                                                                  2000                      1999
------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss...............................................................    $ (6,421,000)             $   (989,000)
  Non-cash items:
    Depreciation and amortization........................................         634,000                   668,000
    Stock-based compensation.............................................               0                     6,000
  Effect of changes in operating assets and liabilities:
    Accounts and retainage receivable, net...............................          50,000                  (763,000)
    Unbilled contract costs and fees.....................................       4,812,000                (3,808,000)
    Inventories..........................................................          25,000                   111,000
    Prepaid expenses and other current assets............................         512,000                   564,000
    Accounts payable.....................................................        (163,000)                 (376,000)
    Billings in excess of contract costs and fees........................         116,000                   (63,000)
    Accrued payroll and related expenses.................................        (363,000)                 (382,000)
    Accrued and other current liabilities................................        (206,000)                  372,000
    Other non-current liabilities........................................          20,000                    19,000
                                                                             ------------              ------------
      Net Cash Flows from Operating Activities...........................        (984,000)               (4,641,000)
                                                                             ------------              ------------

Cash flows from investing activities:
  Purchases of property and equipment....................................          (9,000)                 (224,000)
  Effects of changes in other assets.....................................        (337,000)                 (367,000)
                                                                             ------------              ------------
      Net Cash Flows from Investing Activities...........................        (346,000)                 (591,000)
                                                                             ------------              ------------

Cash flows from financing activities:
  Net borrowings under line of credit....................................       1,000,000                 4,300,000
  Reduction of long-term capital lease obligation........................          (4,000)                 (135,000)
  Change in cumulative translation adjustment............................         (50,000)                  (10,000)
                                                                             ------------              ------------
      Net Cash Flows from Financing Activities...........................         946,000                 4,155,000
                                                                             ------------              ------------

      Net Decrease in Cash and Cash Equivalents..........................        (384,000)               (1,077,000)

Cash and Cash Equivalents, beginning of period...........................         736,000                 1,619,000
                                                                             ------------              ------------
Cash and Cash Equivalents, end of period.................................    $    352,000              $    542,000
                                                                             ============              ============

The accompanying notes are an integral part of these statements.

              Environmental Elements Corporation And Subsidiaries

                  Notes To Consolidated Financial Statements

1. Financial Information

   The interim consolidated financial statements included herein for Environmental Elements Corporation and Subsidiaries (the Company) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the interim financial data presented herein include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Results for interim periods are not necessarily indicative of results to be expected for the full year.

2. Per Share Data

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

4. Supplemental Cash Flow Information

   Amounts paid in cash for interest during the nine months ended December 31, 2000 and 1999 were $869,000 and $635,000, respectively. Amounts paid for income taxes and franchise fees during the nine months ended December 31, 2000 and 1999 were $4,500 and $105,000, respectively.

5. Credit Facility

   Under the provisions of the Company's credit facility, the Company must comply with certain financial and other covenants including net worth and current ratio calculations. Currently, the Company is not in compliance with certain of these covenants, but the bank has waived the non-compliance through April 1, 2001. In addition, the bank has eliminated a covenant restricting the amount of the Company's cumulative net loss to $1,000,000 and replaced it with a covenant requiring that the Company not experience a net loss for the last six months of the current fiscal year.

6. Segment Information

   During fiscal year 2001, the Company was restructured and now has three reportable operating segments: the Systems Business Unit, the Services Business Unit, and the New Ventures Business Unit. The Systems Business Unit provides custom-engineered, original equipment systems to traditionally intensive users of air pollution control (APC) systems. The Services Business Unit provides maintenance, repair, and spare parts products and services to customers with particulate abatement installed APC equipment. The New Ventures Business Unit is dedicated to finding additional technologies and alliances, and currently includes Ammonia-on-Demand (AODTM) technology and international ventures.

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

   Information about reported segment sales and gross profit (loss) for the nine months ended December 31, 2000 is as follows:

          Business Unit               Sales       Gross Profit (Loss)
          -------------           ------------    -------------------
          Systems                 $127,320,000       $ (2,360,000)
          Services                  15,480,000          1,996,000
          New Ventures                 676,000           (973,000)
                                  ------------       ------------
                     Total        $ 43,476,000       $ (1,337,000)
                                  ============       ============

   The Company attributes revenues to individual geographic areas based upon the country where services are provided or products are delivered. Sales by geographic area for the nine months ended December 31, 2000 and 1999 were as follows:

          Geographic Area                2000                 1999
          ---------------            ------------         ------------
          United States              $ 29,053,000         $ 28,118,000
          Canada                        4,658,000            5,373,000
          Other International           9,765,000            5,796,000
                                     ------------         ------------
                          Total      $ 43,476,000         $ 39,287,000
                                     ============         ============

7. COMPREHENSIVE INCOME

   Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's comprehensive net loss for the periods presented is listed below:

                                                       For the Nine Months Ended December 31,
                                                       --------------------------------------
                                                                2000            1999
                                                                ----            ----
   Net Loss as Reported                                     $(6,421,000)     $(989,000)
   Effect of Foreign Currency Translation Loss                  (50,000)       (10,000)
                                                            --------------------------

   Comprehensive Net Loss                                   $(6,471,000)     $(999,000)
                                                            ==========================

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

Results of Operations

The following table sets forth the percentage relationships to sales of selected items in the Company's consolidated statements of operations (unaudited) for the periods indicated:

                                                    Three Months Ended           Nine Months Ended
                                                       December 31,                December 31,
                                                    2000          1999          2000          1999
                                                    ----          ----          ----          ----
Sales.......................................       100.0%        100.0%        100.0%        100.0%

Cost of Sales...............................        90.6          88.4         103.1          87.9
                                                   -----         -----         -----         -----

Gross Profit (Loss).........................         9.4          11.6          (3.1)         12.1

Selling, General and Administrative Expenses         7.0           8.9           9.4          12.7
                                                   -----         -----         -----         -----


Operating Income (Loss) ....................         2.4%          2.7%        (12.5%)        (0.6%)
                                                   =====         =====         =====         =====

Three Months Ended December 31, 2000 Compared to
Three Months Ended December 31, 1999

Sales increased 6.3% or $875,000 to $14,799,000 from $13,924,000. The overall sales growth is due to higher revenues experienced by the Services Business Unit, which increased by approximately $4,000,000 between periods. Revenues for the Company's other Business Units were lower by approximately $3,125,000 for the three months ended December 31, 2000 as compared with the same period in 1999.

The Company's overall gross profit percentage dropped from 11.6% in 1999 to 9.4% for the three months ended December 31, 2000. This decrease is a result of the accounting for several projects where no gross profit is anticipated due to the revision of their cost estimates. These projects are expected to be substantially complete by March 31, 2001.

Selling, general and administrative expenses decreased 16.4%, or $204,000, to $1,037,000 from $1,241,000. The decrease is a result of the Company's organizational restructuring and cost reduction efforts including a significant reduction-in-force that was substantially completed during the first quarter of fiscal 2001. As a percentage of sales, selling, general and administrative expenses decreased to 7.0% from 8.9% between periods.

Operating income was $351,000, or 2.4% of sales, for the quarter, versus operating income of $369,000, or 2.7% of sales, in the prior year quarter.

Interest and other expense, net of interest and other income, increased 17.6% to $334,000 from $284,000. This increase is due to increased borrowings during 2000 to finance the completion of certain projects and an increase in the Company's borrowing rate due to overall economic conditions.

Income before income taxes was $17,000, or 0.1% of sales, in the current year quarter, as compared to income before income taxes of $85,000, or 0.6% of sales, for the prior year period.

There was no provision for income taxes in either quarter reported because the Company incurred year to date pre-tax losses and recorded a valuation reserve offsetting the deferred tax benefit.

Nine Months Ended December 31, 2000 Compared to
Nine Months Ended December 31, 1999

For the nine months ended December 31, 2000, sales increased 10.7% or $4,189,000 to $43,476,000 from $39,287,000. This increase is primarily due to the 66% revenue growth of the Services Business unit.

Gross profit between periods decreased from 12.1% for the nine months ended December 31, 1999 to a negative 3.1% for the same period in 2000. This decrease was the result of charges that the Company incurred in the second quarter of FY 2000 due to revisions in its estimates of the cost of completion on several projects, increases in its allowance for doubtful accounts and the unfavorable resolution of a contract dispute.

Selling, general and administrative expenses decreased 17.7% or $879,000 to $4,101,000 from $4,980,000. This decrease is a result of the Company's organizational restructuring and cost reduction efforts including a significant reduction-in-force that was substantially completed during the first quarter of fiscal 2001. Selling, general and administrative expenses decreased to 9.4% from 12.7%, as a percentage of sales.

For the reasons set forth above, there was an operating loss of $5,438,000, or 12.5% of sales, for the nine month period, versus an operating loss of $226,000, or 0.6% of sales, in the prior year period.

Interest and other expense, net of interest and other income, increased 28.8%, or $220,000, to $983,000 from $763,000. The increase is due to increased borrowings during the period to finance the completion of certain projects, an increase in the Company's borrowing rate due to overall economic conditions, and the recognition of $30,000 of interest expense related to the discounting of prepaid royalty expenses in the second quarter of the current fiscal year.

Loss before income taxes was $6,421,000, or 14.8% of sales, in the current year period, compared to a loss of $989,000, or 2.5% of sales, for the prior year period.

There was no provision for income taxes in either period reported because the Company incurred pre-tax losses and recorded a valuation reserve offsetting the deferred tax benefit.

Liquidity and Capital Resources

The Company seeks to arrange its contracts so as to minimize its investment in net working capital, but the amount of this investment varies with the payment terms and stage of completion of its contracts. ("Net working capital invested in contracts" consists of accounts and retainages receivable and unbilled contract costs and fees, less accounts payable and less billings in excess of contract costs and fees.) Net working capital invested in contracts was $2.2 million at December 31, 2000 and $7.0 million at March 31, 2000. The Company also requires capital to the extent that its net cash flows from operating activities are negative. Cash and cash equivalents decreased by $384,000 and borrowings under the Company's line of credit increased by $1.0 million during the nine months ended December 31, 2000.

The Company's principal source of capital is its bank credit facility. That facility provides for secured borrowings of up to $15,000,000 based upon the Company's borrowing base, consisting of unbilled contract costs and fees and certain accounts receivable reduced by outstanding letters of credit. The term of the credit facility has been extended from July 1, 2001 to December 31, 2001. Under the provisions of the credit facility, the Company must comply with certain financial and other covenants including net worth and current ratio calculations. Currently, the Company is not in compliance with certain of these covenants, but the bank has waived the non-compliance through April 1, 2001. In addition, the bank has eliminated a covenant restricting the amount of the Company's cumulative net loss to $1,000,000 and replaced it with a covenant requiring that the Company not experience a net loss for the last six months of the current fiscal year.

At December 31, 2000, the amount outstanding under the bank credit facility was $7.5 million. The Company's business plan projects that its cash requirements are within the projected availability based upon its projected borrowing base. The Company anticipates working with its bank to renew its line of credit, modify certain covenants and to increase its borrowing base. In addition, the Company is exploring several alternatives that could result in additional capital for the Company, but there is no assurance that any such alternative will be successful.

The Company has been advised by its independent public accountants that should the above uncertainties remain unresolved prior to the completion of their audit of the Company's Financial Statements for the year ending March 31, 2001, their report on those financial statements may be modified to reflect these uncertainties.

The Company's backlog of unfilled orders at December 31, 2000 decreased 66.2% to $24.3 million from $71.9 million at December 31, 1999. New orders received during the nine months ended December 31, 2000 increased 10.3% from the same period last year, to $37.5 million from $34.0 million.

                          Part II. Other Information

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ENVIRONMENTAL ELEMENTS CORPORATION
                                                       (Registrant)


                                            /s/ Lawrence Rychlak
                                            ------------------------------------
                                            Lawrence Rychlak
                                            Chief Financial Officer

Date: February 12, 2000

                                 EXHIBIT INDEX


    Exhibit Number                                     Description
    --------------                                     -----------

         27.1                               Financial Data Schedule