Form 10-K
period 2001-03-31
ENVIRONMENTAL ELEMENTS CORP
filed 2001-06-25
CIK 863893

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM  10-K

                    For the Fiscal Year ended March 31, 2001

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
   Common stock, par value $0.01 per share, The American Stock Exchange, LLC

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

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K. [ ]

The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 1, 2001 was approximately $21.5 million based upon the closing price of $4.00. The number of shares outstanding of the registrant's Common Stock as of June 1, 2001 was 7,180,142.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement relating to registrant's Annual Meeting of Stockholders to be held August 3, 2001 are incorporated by reference in Part III of this Form 10-K, with the exception of portions that are not incorporated by reference by their terms.

                       ENVIRONMENTAL ELEMENTS CORPORATION
                                   FORM 10-K

                               TABLE OF CONTENTS

Item                                                                                                      Page
----                                                                                                      ----
                                                         PART I
1                 Business                                                                                 3
2                 Properties                                                                              11
3                 Legal Proceedings                                                                       11
4                 Submission of Matters to a Vote of Security                                             11
                  Holders

                                                         PART II

5                 Market for Registrant's Common Equity and Related Stockholder Matters                   11
6                 Selected Financial Data                                                                 12
7                 Management's Discussion and Analysis of Financial Condition and Results of Operations   13
8                 Financial Statements and Supplementary Data                                             16
9                 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure    34

                                                         PART III

10                Directors and Executive Officers of the Registrant                                      34
11                Executive Compensation                                                                  34
12                Security Ownership of Certain Beneficial Owners and Management                          34
13                Certain Relationships and Related Transactions                                          34

                                                         PART IV

14                Exhibits, Financial Statement Schedules, and Reports on Form 8-K                        35

                  Signatures                                                                              38
                  Exhibit Index                                                                           42


                    A NOTE ABOUT FORWARD-LOOKING STATEMENTS

       There are forward-looking statements in this filing including, the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", that are based on management's beliefs and assumptions and on information currently available to management. Forward-looking statements include the information concerning business strategies, financing, competition, potential growth opportunities and future operating results. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believes", "expects", "anticipates", "intends", "plans", "estimates" or similar expressions.

       Forward-looking statements involve risks, uncertainties and assumptions and actual results may differ materially from those expressed in these forward-looking statements. The reader of this filing should not put undue reliance on any forward-looking statements and understand that many factors could cause results to differ materially from those expressed in these forward-looking statements. These factors include-

      .  The loss of bookings

      .  Increased competition

      .  Changes in environmental regulations

      .  Ability of the Company to protect its intellectual property rights

      .  Unanticipated increases in project costs

                                     PART I

ITEM 1.  BUSINESS

General

  Environmental Elements Corporation (the "Company") designs, supplies, services and maintains proprietary, large-scale, custom-engineered air pollution control systems which enable customers to operate their facilities in compliance with regulatory standards limiting particulate and gaseous emissions. The Company's business strategy is to sell and service a broad array of proprietary state-of-the-art technologies to traditionally intensive users of air pollution control systems, including two primary customer groups -- electric utilities and private power generators and pulp and paper producers. During fiscal year 2000, the Company expanded the scope of its business to include the identification of new technologies that it could acquire and market to its existing customer base as well as to expand its market share. The Company is focusing its efforts on the continued growth of its service and maintenance operations and aggressively pursuing the acquisition and marketing of new air pollution control technologies. The Company believes that these efforts, combined with a selective focus on the large-scale design and construction projects, will result in a more balanced revenue mix and more consistent operating results.

  The Company's design and maintenance operations have historically concentrated on systems that reduce particulate emissions from combustion exhaust streams, specifically electrostatic precipitators and fabric filter systems (also known as baghouses). For each of these product lines, the Company has developed proprietary designs for durable, cost-effective systems. The Company has developed, acquired distribution rights for, or licensed from others, dry and semi-dry scrubbers for use in gaseous emissions control.

  The Company enters into contracts for original equipment systems, major rehabilitation and rebuild services, and ongoing maintenance and repair services. The Company offers a range of systems and technologies to address the air pollution control needs of customers in its selected markets. While the Company, in certain instances, may provide a combination of its systems as an integrated pollution control solution, its customers typically purchase individual systems which, in certain instances, may operate in conjunction with systems supplied by others. The Company's contracts with its customers generally require it to design and supply an air pollution control device which removes specified amounts of gaseous or particulate matter from combustion exhaust gases. The Company is generally contractually responsible to its customers for all phases of the design, fabrication, start-up and testing and (if included in the scope of the Company's contract) field construction of its systems. The Company's successful completion of its contractual obligations is generally determined by a performance test or tests of the Company's systems which are generally conducted by a customer-selected independent testing agency which verifies that the system is removing gaseous or particulate emissions in amounts required by the contract. In connection with the expansion of the Company's technological offerings and a shift in the Company's mix of business, additional measures of performance may be afforded or required. Such measures may include availability or reliability guarantees and guarantees with respect to the consumption of power, reagent, water or other components of variable operating costs.

  The Company generally does not manufacture or fabricate its systems but more recently has engaged in field construction activities utilizing its own employees and field supervisory personnel. The Company fabricates, through its joint venture production facility in the People's Republic of China, precipitator components for use by the Company's licensee in China and for the Company's use in other selected markets. The Company performs design and process engineering for its systems that remove gaseous or particulate matter. The Company determines the size, geometry, mechanical, electrical and structural characteristics of the device needed to meet its contractual obligations, and creates the detail design and develops specifications for all structural, electrical, mechanical, piping, and chemical components necessary to make the system. In performing its contracts the Company purchases various components (either standard inventory items or items made by vendors to the Company's design and specifications), enters into and supervises subcontracts for field construction (if included in the scope of the Company's contract), and manages all technical and commercial aspects of the performance of its contracts, including the start-up of its systems.

  In general, the Company's original equipment contracts vary in length from 12 to 36 months and require performance of a particular project within a specified
time frame.   Many of these contracts are undertaken on a fixed-price basis which require the Company to bear certain risks of cost overruns, and from time to time the Company experiences a loss in connection with a contract. Its service and maintenance business operates primarily on a time and material basis and these projects generally require only 1 to 3 months to complete.

  The Company and its predecessor have been engaged in the air pollution control business since 1946.

Product Lines and Services

  The Company supplies electrostatic precipitators primarily to power generation and pulp and paper customers. An electrostatic precipitator removes particulate matter from combustion exhaust streams. The particulate in the gases is electrically charged as it passes positively charged high-voltage electrodes and is then attracted to oppositely charged collecting plates. The collected material is periodically removed from the plates by rapping or vibration. The Company's precipitators include computerized power control systems that allow the precipitators to respond automatically to changing operating conditions.
The Company's installed base of electrostatic precipitators is one of the largest in North America.

  The Company supplies a wide range of fabric filter systems to control and recover dust and other particulates in a variety of utility and industrial applications for power-generation, pulp and paper, incineration, and other industrial customers.

  The Company offers state-of-the-art semi-dry scrubbing systems for the reduction of acid gases such as sulfur oxides and hydrogen chloride emissions.
A semi-dry scrubbing system removes objectionable gaseous pollutants and certain heavy metals from exhaust emissions by causing a chemical reaction, typically using lime as a reagent, which transforms the pollutants into a readily collectible particulate. The Company offers its semi-dry scrubbers primarily for municipal solid waste incineration facilities.

  The Company offers a fluidized bed flue gas desulfurization dry reactor, (known as a circulating dry scrubber or CDS/R/) which has special application to both the power generation and municipal solid waste incineration acid rain retrofit markets. The CDS/R/ technology is licensed from Lurgi GmbH.

  The Company offers Ammonia on Demand (AOD/tm/) systems, a patented technology that facilitates the control of nitrogen oxide emissions in coal-fired and natural gas-fired power generation. The AOD/tm/ system enables the immediate conversion of non-toxic urea, which is a chemical commonly used in fertilizer, into ammonia, a necessary component to facilitate nitrogen oxide (NOx) emissions control. The system eliminates significant storage safety problems and much of the attendant expense associated with the storage of ammonia. EEC completed its first AOD/tm/ project in 2000, began its second such project in fiscal 2001 and expects to install several more systems in 2002. The AOD/tm/ technology is licensed from Hera, LLC and Siirtec Nigi, S.p.A.

  The Company supplies original equipment systems, the majority of which are replacements of aged existing air pollution control systems. In addition, because of the extreme conditions under which air pollution control systems operate, maintenance, repair, and rebuilding of these systems is an ongoing requirement and creates additional aftermarket demand for the Company's services and products. The Company engages in complete and partial rehabilitation and rebuilding of air pollution control systems, often involving design and installation work, and also provides ongoing maintenance services and spare parts on a routine or emergency-response basis. Such services may include the provision of rebuild project materials, construction services, and field engineering services including inspection, testing, rebuild supervision, and equipment performance evaluation services. The Company provides such products and services from its headquarters and from regional maintenance centers located near its customers. The Company believes that its strategy related to aftermarket products and services represents a significant long-term opportunity. Accordingly, over the last few years, the Company established four regional maintenance centers that are located in Wisconsin, Florida, Virginia and Texas. These centers are helping to leverage the Company's local presence into a variety of new business relationships with clients that depend on in-market expertise and rapid response.

Alliance  Agreements

  In fiscal 1997, the Company announced the first of its major alliances, a wide-ranging relationship with Wisconsin Electric Power Company, the principal subsidiary of Wisconsin Energy Corp., under which the Company will service, repair and replace as required Wisconsin Electric's primary and secondary air pollution equipment inventory system-wide. The Company has dedicated certain professional personnel to Wisconsin Electric and launched a program designed to reduce the life cycle cost, including operating and maintenance costs, of Wisconsin Electric's air pollution control equipment.

  In early fiscal 2001, the Company and Peerless Mfg. Co. (PMFG) announced a substantial new cooperative marketing alliance. PMFG is a provider of Selective Catalytic Reduction (SCR) and ammonia delivery systems with over 140 installations. The principal purpose of the alliance is to jointly market SCR, AOD/tm/, and other more traditional ammonia storage and delivery systems. Both companies believe the underlying strengths of the alliance are the unique technology, strong competitive positions and leading reputations that each company currently enjoys in its respective core markets. The Company has a leading position with its current air pollution control technologies in the fossil fuel based power generation market, while PMFG is recognized for its NOx related technologies for the rapidly expanding gas turbine market and ammonia supply systems in the fossil fuel based power generation market. The overall market for the collective product lines to be offered under the EEC/PMFG alliance is expected to grow substantially over the near term, possibly exceeding $100 million per year for these combined technologies.

  In December of 2000, the Company signed a Memorandum of Understanding with American Electric Power Company (AEP) designed to provide additional support for the commercialization of EEC's Ammonia on Demand (AOD/tm/) technology in the power generation market. AEP employed the AOD/tm/ technology as part of a program designed to achieve federally mandated reductions in nitrogen oxide
(NOx) emissions at AEP's Gen. James M. Gavin power plant at Cheshire, Ohio. This plant consists of two 1300-megawatt coal-fired generating units.

  The mutually beneficial agreement would establish the Company as the exclusive supplier of urea-to-ammonia systems for AEP's generating fleet should AEP decide to proceed with additional installations of the technology. The agreement would also grant AEP an exclusive sub-license to market and sell urea-to-ammonia systems in competitive markets for turnkey engineering, procurement and construction projects, and in the build, operate and maintain marketplace. The proposed licensing agreement would apply throughout North America, including Mexico. Further, in an expanded component of the alliance between the two companies, AEP will serve as the Company's preferred supplier of engineering, design, project management, and construction management services for third-party turnkey air emission control projects and the Company will serve as a preferred supplier to AEP of a wide variety of air pollution control related products and services.

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

  Given the existence of stringent domestic air emissions standards, domestic demand for the Company's systems and technologies generally arises from the following principal sources: the need for replacement, rehabilitation and rebuilding of air pollution control systems on aging electric utilities and on pulp and paper manufacturing facilities; construction of new electricity-generating facilities, particularly those operated under cogeneration and "private power" arrangements; and continued expansion of pulp and paper manufacturing capacity. Demand from any one of these sources may vary significantly from year to year depending on economic, regulatory, and other factors including industry cycles.

  Emerging international demand for the Company's products is driven primarily by a combination of electric generation and other infrastructure improvement and the passage or enforcement of existing regulations limiting gaseous and particulate emissions in developing countries.

Markets Served

  The Company has historically followed a strategy of limiting its business to systems and technologies for air pollution control and focusing within that business on selected markets in which the Company believes it can build upon its reputation for expertise and reliability. The Company's current targeted markets are electric utilities and private power generators, pulp and paper producers and certain other process industries throughout the United States, Canada, and selected areas of central Europe, Asia and the Pacific Rim.

  Currently, the Company offers a select line of systems and technologies to meet the various needs of electric utilities and other electric power generators for control of air emissions at new and existing facilities. The Company's principal product sold to the electric-generating market is its Rigitrode/R/ electrostatic precipitator. The Company is bidding, and will continue to bid, a number of large contract opportunities in the utility market.

  The Company also offers to the utility industry a range of fabric filter systems to control particulate emissions. In recent years, the Company has been successful in marketing its fabric filter systems to private power projects that either cogenerate electricity and thermal energy or generate electricity alone for sale to utilities. In addition, in response to anticipated substantial demand for solutions to the requirements of acid rain legislation, the Company, under license from Lurgi GmbH, has introduced a state-of-the-art CDS/R/ system for the control of sulfur oxide emissions.

  The Company has installed over 500 electrostatic precipitators at pulp and paper plants in the United States and Canada. The Company attributes its success in this market to the competitive advantages of its Rigitrode precipitator and to its reputation for reliability and service. The Company has established long-standing relationships, in many cases covering more than 40 years, with leading firms in the industry.

  In addition to serving the principal markets described above, the Company sells its systems to customers in the generation of energy from waste, the petroleum refining and certain materials processing industries, including mining, metals conversion, cement production and steel manufacturing. The Company's sales in these markets consist primarily of dry scrubbers, fabric filters and electrostatic precipitators. The Company believes that it is competitive in these other markets.

  The Company's markets its maintenance and repair services to both existing and new customers in the utility industry, the pulp and paper companies and to other industrial companies. These services include ongoing scheduled maintenance operations as well as repairs, retrofits and rebuilds to existing air pollution control systems. In addition, the Company sells spare parts to a wide range of customers in these industries.

  In addition, the Company's AOD/tm/ technology is being aggressively marketed to the power generation industry as a reliable, safer alternative than other ammonia delivery system. The AOD/tm/ technology is a component of a program to achieve mandated reductions in nitrogen oxide. This technology is primarily being marketed to the utility companies, but the Company is evaluating its capability to serve other industries affected by air pollution regulations.

Bookings and Backlog Information

  The information required by this item is contained under the caption "Bookings and Backlog" in Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations.

Research and Development

  The Company has an ongoing program for development and commercialization of new air pollution control technologies and for enhancement of existing technologies. The Company spent approximately $277,000 in fiscal 2001 compared with $346,000, $475,000 and $317,000 on product development during fiscal 2000, 1999 and 1998, respectively. Among other important activities, the Company has developed an advanced technology for the control of sub-micron sized particulate (the Fine Particulate Agglomerator, or FPA/tm/) and has acquired both domestic and international patent protection. The FPA is particularly suited to utility and industrial boilers as these plants are subject to increasingly stringent fine particulate emission regulations. The FPA technology has undergone full-scale commercialization and is being marketed throughout the world. The Company continues to invest in the development of this technology and in its characterization so it can be applied in a cost-effective manner to the widest possible range of customers.

  During fiscal 2001, the Company reduced its spending on research and has instead concentrated on development programs focused on the improvement of existing technologies and the identification of commercial technologies that could be readily added to its product line. An example of the former would be work on the Company's tubular, wet electrostatic precipitator and its application to the cleanup of wet Flue Gas Desulfurization acid mist. An example of the latter would be the ongoing development of the recently licensed AOD/tm/ technology.

Patents

  The Company owns or has the rights to a number of patents, patent applications, and other proprietary technologies that are important to various aspects of its business. While many individual patents are not considered material to the conduct of the Company's business as a whole, the Company views its newly acquired patent protection with respect to its Fine Particulate Agglomerator/TM/ technology as potentially providing the Company with a significant advantage in the marketing of its precipitators. It also views the patent protection for its Ammonia on Demand (AOD/tm/) technology, for which the Company acquired an exclusive license during fiscal 2000, as potentially providing the Company with a significant advantage in the marketing of systems for the control of nitrogen oxide emissions. Generally, however, the Company believes that its ability to compete in the air pollution control industry depends primarily on its engineering and technological expertise, rather than on patent protection.

Sales and Marketing

  The Company's sales and marketing efforts are organized to provide emphasis and focus by both geographic region and market area. Market areas include the power industry, the industrial market, and aftermarket products and services. The Company has integrated its maintenance and field service resources with a regional sales network, linked to its regional service centers, allowing it to build long-term customer relationships and provide solutions to customers' needs in a highly responsive manner. The sales efforts are technical in nature and involve its sales and marketing professionals, supported by the Company's senior technical and management professionals, who provide product-based expertise to all regional and market areas. The Company's sales and marketing group consists of industry and regional sales managers and sales representatives.

  Although the Company seeks to obtain repeat business from its customers, it does not depend on any single customer to maintain its level of activity from year to year. Two customers accounted for 31% of the company's sales in 2001, one customer accounted for more than 10% of the Company's sales in fiscal 2000, and three customers accounted for 56% of the Company's sales in fiscal 1999. At fiscal year end 2001, approximately 66% of the Company's accounts and retainages receivable were due from companies within the power industry and approximately 20% were due from companies within the pulp and paper industry.

  The Company's overseas foreign sales are generated through royalties from international licensees and direct sales efforts and were 21% of total sales in fiscal 2001, 17% of sales in fiscal 2000, and less than 10% of sales in fiscal year 1999. In order to take advantage of certain overseas market opportunities, the Company has established licensing agreements with companies in the People's Republic of China, India, Russia, South Korea, and Brazil under which the Company is entitled to royalties based upon sales in the licensed territory. These agreements do not currently represent a material source of income. In addition to the licenses, the Company has established, with its Chinese licensee, a joint venture in China, which commenced production in fiscal 1998, of certain precipitator components for use by the Company and its licensee.
With its Indian licensee, during fiscal 1999, the Company trained certain of the licensee's engineers to perform engineering activities for global applications, including both international projects and projects delivered in North America.

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

  The Company's vendor sources for various components, materials and parts used in its systems, including certain electrodes, collecting plates, control switches, electrical components, and other components, include a substantial number of firms. The Company does not depend on any one of these vendors to a material extent, and in any event the Company believes that alternative vendors would be available if needed. With respect to fabricators, the Company has satisfactory relationships with fabricators throughout the United States and Canada. Similarly, with respect to installation subcontractors, the Company has satisfactory relations with firms throughout the United States and internationally. Based on the number of vendors, fabricators, and subcontractors and the availability of alternative sources, the Company does not believe that the loss of its relationship with any one firm would have a material adverse effect on its business.

Competition

  The Company faces substantial competition in each of its principal markets. Some of the Company's competitors are larger and have greater financial and other resources than the Company. The Company competes on the basis of price, its engineering and technological expertise and the quality of equipment and
service provided.   The Company believes that the cost of entry into most of its markets, its experience and reputation for reliability and service, and its knowledge of the plants and operations of its customers are principal factors that enhance its ability to provide high quality services and to compete effectively for repair and rebuild contracts as well as new installations. Additionally, the Company believes that the successful performance of its installed systems is a key factor in dealing with its customers, which typically prefer to make significant purchases from a company with a solid performance history.

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

Regulation

  Significant environmental laws have been enacted in response to public concern about the environment. These laws and the implementing regulations affect nearly every industrial activity. The need to comply with these laws creates demand for the Company's services. The principal federal legislation that has created a substantial and growing demand for the Company's systems and technologies, and therefore has the most significant effect on the company's business, is the Clean Air Act of 1970, as amended (the Clean Air Act). This legislation requires compliance with ambient air quality standards and empowers the Environmental Protection Agency (EPA) to establish and enforce limits on the emission of various pollutants from specific types of facilities. The states have primary responsibility for implementing these standards and, in some cases, have adopted standards more stringent than those established by the EPA.

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

  In its operations, the Company is subject to federal, state and local laws and regulations concerning environmental, safety, occupational and health standards. Expenditures required by such laws were not material to the Company's business and the Company is not at a competitive disadvantage by reason of compliance with such laws.

Market Risks

  As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial results. Historically the Company's primary exposures have been related to nondollar-denominated operating expenses in Canada, Europe and Asia where the Company sells primarily in U.S. dollars. The Company is prepared to hedge against fluctuations in these foreign currencies if this exposure becomes material but does not use derivative financial instruments for speculative or trading purposes. As of March 31, 2001 the assets and liabilities of the Company related to non-dollar denominated currencies was not material. Therefore an increase or decrease of 10 percent in the foreign exchange rate would not have a material impact on the Company's financial position.

Bonding and Insurance

  The Company is from time to time required to provide bonds guaranteeing that it will enter into contracts as bid, guaranteeing performance of its contract obligations, and/or guaranteeing prompt payment of its suppliers and subcontractors. The Company's current surety arrangements are, in management's opinion, sufficient to support the Company's current levels of bonded business. In addition, the Company has a bank revolving credit and letter of credit agreement that provides for issuance of letters of credit for various purposes, including as substitutes for performance or payment bonds.

  The Company currently maintains different types of insurance, including comprehensive liability and property coverage. The Company does not carry a separate errors and omissions policy, but limited errors and omissions coverage is provided under its comprehensive liability policy. While a successful claim in an amount in excess of the Company's insurance coverage, or for which there is no coverage, (including claims arising out of the provision by the Company of engineering services without a product) could have a material adverse effect on the Company, the Company believes that it presently maintains adequate insurance coverage for its business. To the extent that the Company performs or will perform engineering only services for customers, the Company will, to the extent practicable, obtain the benefit of contractual terms that limit or eliminate the exposure that would otherwise be insured by an errors and omissions policy.

Employees

  As of March 31, 2001, the Company had 87 full-time employees, of whom more than 87% were engineers and other professionals and technical employees. The Company also hires contract and other temporary personnel to meet the requirements of particular contracts, as well as contract personnel to carry out maintenance activities and construction supervisory functions. The Company's professional staff includes chemical engineers, electrical engineers, mechanical engineers, civil engineers, and computer scientists. Although the Company depends on professional employees for performance of its services, it has not experienced any difficulty in employing such personnel to satisfy its requirements. None of the Company's employees is represented by a union. The Company considers its relations with its employees to be good.

  Prior to the end of fiscal 2000, the Company announced a restructuring plan to shift the focus of its operations to a leaner services and technology-driven business model. The plan was implemented during the early months of fiscal 2001 and reduced the Company's employment level.

ITEM 2.  PROPERTIES

  Substantially all of the Company's operations, including administration, engineering, design, and sales operations are conducted from its Baltimore headquarters, located in a modern office building with approximately 100,000 square feet of leased space. The Company occupies approximately 30,000 square feet of this space and subleases substantially all of the remaining space. See
Note 6 of the "Notes to Consolidated Financial Statements", under Item 8 - Financial Statements and Supplementary Data, for a description of the rent and other lease terms.

  In addition, the Company leases approximately 28,000 square feet of office and warehouse space in Baltimore, Maryland for its inventory and spare parts operation.

  The Company is a party to a joint venture that operates a factory in Bengbu, Anhui Province, China, which fabricates precipitator components.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2001.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  Prior to November 1, 1999 the Company's Common Stock was traded on the New York Stock Exchange under the symbol "EEC." Beginning on, and since November 1, 1999, the Company's Common Stock has traded on the American Stock Exchange under the symbol "EEC."

  As of June 1, 2001, there were 1,449 record holders of the Company's Common Stock. The closing price of the Common Stock on June 1, 2001 was $4.00.

  The additional information required by this item is contained under "Investor Information" on the inside back cover of the Company's Annual Report to Shareholders and in Note 10 of the "Notes to Consolidated Financial Statements", under Item 8 - Financial Statements and Supplementary Data. Such information is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

--------------------------------------------------------------------------------------------------------------------------------
For the years ended March 31,                          2001             2000            1999             1998            1997
                                                                  (In thousands, except for per share amounts)
                                               ---------------------------------------------------------------------------------
Consolidated statements of operations data

Sales                                                 $60,821          $55,593         $68,029          $52,612         $47,654
Cost of sales                                          60,528           51,178          58,960           45,528          41,023
                                               ---------------  ---------------  --------------  ---------------  --------------
        Gross profit                                      293            4,415           9,069            7,084           6,631
                                               ---------------  ---------------  --------------  ---------------  --------------

Selling, general & administrative expense               5,288            6,638           7,183            6,373           7,807
Restructuring charge                                        -            1,185               -                -           2,215
                                               ---------------  ---------------  --------------  ---------------  --------------
                                                        5,288            7,823           7,183            6,373          10,022
                                               ---------------  ---------------  --------------  ---------------  --------------
        Operating (loss) income                        (4,995)          (3,408)          1,886              711          (3,391)

Interest and other expense, net                        (1,265)          (1,088)           (572)            (661)           (624)
                                               ---------------  ---------------  --------------  ---------------  --------------
        (Loss) Income before income taxes              (6,260)          (4,496)          1,314               50          (4,015)
 Provision for income tax                                   -                -              39                -               -
                                               ---------------  ---------------  --------------  ---------------  --------------

        Net (loss) income                             $(6,260)         $(4,496)        $ 1,275             $ 50         $(4,015)
                                               ---------------  ---------------  --------------  ---------------  --------------


Diluted earnings (loss) per share                     $ (0.88)         $ (0.63)         $ 0.18           $ 0.01         $ (0.58)

Weighted average common shares outstanding
        Basic                                           7,129            7,099           7,053            6,990           6,924
        Diluted                                         7,129            7,099           7,192            7,098           6,924



Consolidated balance sheet data

Working capital                                       $ 1,119          $ 5,825         $ 9,562          $ 7,050         $ 1,559
Total assets                                           29,689           32,395          33,180           34,362          25,407
Short-term debt                                             -                -               -                -           2,798
Long-term debt                                          8,986            8,187           8,063            7,417           2,449
Stockholders' (deficit) investment                    $(3,032)         $ 3,227         $ 7,608          $ 6,265         $ 6,038

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company designs, supplies and services systems and equipment and provides aftermarket products that enable its customers to comply with regulations limiting particulate and gaseous emissions. The Company generally is contractually responsible for all phases of design, fabrication and, if included in the scope of the Company's contract, field construction of its equipment and systems. The Company faces substantial competition in each of its principal markets. Many contracts for the Company's large-scale systems design and construction projects are awarded through competitive bidding and are undertaken on a fixed-price basis. Like others in its industry, the Company relies on outside suppliers, manufacturers and fabricators to supply parts and components in accordance with the Company's designs and specifications. When the Company's scope of work includes installation of equipment, the Company selects and supervises subcontractors for this work. The Company's successful completion of its contractual obligations is usually determined by performance testing of its systems. The Company's services and maintenance work is done primarily on a time and material basis and also relies on outside subcontractors and suppliers. This type of work generally is of a shorter duration (1 to 3 months) and does not include performance testing of the service or repairs.

Bookings and Backlog

Bookings represent work for which the Company has entered into a signed agreement or has received a notice to proceed. Bookings during fiscal 2001 were $67.1 million, a 108% increase from fiscal 2000 bookings. The backlog as of March 31, 2001 is $37.2 million compared with $28.9 in backlog as of March 31, 2000.

The Company expects that about 94%, or $35 million of the $37.2 million, March 31, 2001 backlog will be executed during its next fiscal year. Due to timing effects of bookings, differences in project gross margins and varying lengths of time required to perform contracts, annual bookings activity and backlog levels at period end are not necessarily predictive of future operating results.

Table 1

      For the years ended March 31,                      2001     2000     1999          2001      2000      1999
-----------------------------------------------------------------------------------------------------------------
                                                             (in millions)            (percentage of net sales)
                                                     ------------------------------------------------------------
Sales                                                   $60.8    $55.6    $68.0         100.0     100.0     100.0
Cost of sales                                            60.5     51.2     58.9          99.5      92.1      86.7
Gross profit                                              0.3      4.4      9.1           0.5       7.9      13.3
Selling, general and administrative expenses              5.3      6.6      7.2           8.7      11.9      10.6
Restructuring charge                                        -      1.2        -             -       2.1         -
Operating (loss) income                                  (5.0)    (3.4)     1.9          (8.2)     (6.1)      2.7
Interest and other expense, net                          (1.3)    (1.1)    (0.6)         (2.1)     (2.0)     (0.8)
(Loss) income before provision for income taxes         $(6.3)   $(4.5)   $ 1.3         (10.3)     (8.1)      1.9

Sales and Income

Table 1 sets forth the amounts and percentage relationships to sales of selected items in the Company's consolidated statements of operations for the periods indicated.

Fiscal 2001 Compared to Fiscal 2000

Fiscal 2001 sales increased 9.4% or $5.2 million to $60.8 million from $55.6 million the year before. This increase is the result of a significant project within its AOD/tm/ business unit and continued growth in products and services to its maintenance and field service customers.

Cost of sales increased 18.3% or $9.3 million to $60.5 million from $51.2 million and increased as a percentage of sales to 99.5% from 92.1%. This increase in the percentage of sales was due to the recognition of costs identified as a result of a detailed review and revision of the estimated costs to complete and the probability of collection of previously billed and unbilled receivables of projects that existed at the beginning of the fiscal year. The effect of these revisions was to increase cost of sales by approximately $4.5 million for fiscal 2001.

Selling, general and administrative expenses decreased 20.3% or $1.3 million to $5.3 million from $6.6 million. The decrease is a result of the Company's organizational restructuring and cost reduction efforts including a significant reduction-in-force that was substantially completed during the first quarter of fiscal 2001. The Company's selling, general and administrative expenses, as a percentage of sales, decreased to 8.7% from 11.9%.

Interest and other expense, net, increased 16.3%, or $177,000, to $1.3 million. The increase is primarily the result of increases in the average interest rate on the Company's line of credit due to increases in the bank's prime lending rate.

There was no provision for income taxes for fiscal 2001 because the Company incurred a pre-tax loss for the fiscal year. Information relating to income taxes is discussed in Note 4 of "Notes to Consolidated Financial Statements" under Item 8- Financial Statements and Supplementary Data.

For the fiscal year ended March 31, 2001, the Company incurred a net loss of $6.3 million compared with a net loss of $4.5 million for the year ended March 31, 2000.

Fiscal 2000 Compared to Fiscal 1999

Fiscal 2000 sales decreased 18.3% or $12.4 million to $55.6 million from $68.0 million the year before. This change reflected decreases in sales to the Company's power industry and repair and rebuild customers, offset in part by increases in sales to its industrial, maintenance and field service, and international customers.

Cost of sales decreased 13.2% or $7.8 million to $51.2 million from $59.0 million. Cost of sales increased as a percentage of sales to 92.1% from 86.7%. The increase in cost of sales as a percentage of sales was primarily due to increased costs incurred during the year for contract claims, increased warranty provisions and reduced profit expectations on existing projects.

Selling, general and administrative expenses decreased 7.6% or $0.6 million to $6.6 million from $7.2 million. The decrease was due primarily to reduced sales volume. Because the decrease in sales volume was significantly higher than the decrease in expenses in dollar terms, the Company's selling, general and administrative expenses, as a percentage of sales, increased to 11.9% from 10.6%.

During the quarter ended March 31, 2000, the Company recorded a one-time restructuring charge of $1.2 million primarily for severance and early retirement costs, reflecting the elimination of approximately 40 staff positions. This staff reduction was as a part of the efforts to shift the focus of operations to a leaner services and technology-driven business model, continuing its emphasis on a solutions-oriented approach in the air pollution control marketplace. The restructuring plan, adopted and communicated to employees prior to March 31, 2000, was implemented during the early months of fiscal 2001.

For the reasons set forth above, the Company incurred an operating loss of $3.4 million, or 6.1% of sales, for fiscal 2000, compared to operating income of $1.9 million, or 2.7% of sales, for fiscal 1999.

Interest and other expense, net, increased 90.2%, or $516,000, to $1.1 million. The increase is primarily a result of increased interest expense due to increased borrowings on the Company's line of credit during most of the fiscal year.

Because of the above mentioned decreased sales volume and changes in expenses, the Company incurred a pre-tax loss of $4.5 million, or 8.1% of sales, for fiscal 2000, compared to pre-tax income of $1.3 million, or 1.9% of sales, for fiscal 1999.

There was no provision for income taxes for fiscal 2000 because the Company incurred a pre-tax loss for the fiscal year. Provision for income taxes was $39,000 for fiscal 1999. The provision was for state taxes that were not offset by net operating loss carryforwards. Information relating to income taxes is discussed in Note 4 of "Notes to Consolidated Financial Statements" under Item 8- Financial Statements and Supplementary Data.

Liquidity and Capital Resources

During fiscal 2001, cash and cash equivalents decreased by $0.4 million and borrowings under the Company's line of credit increased by $0.9 million. Historically, the Company has required minimal investment in net working capital in contracts, but it does experience fluctuations in these amounts depending upon the stage of completion of its various contracts and upon the payment terms negotiated as a part of the overall original contract terms and conditions. ("Net working capital invested in contracts" consists of accounts and retainages receivable plus unbilled contract costs and fees, minus accounts payable and minus billings in excess of contract costs and fees. These net amounts were $2.9 million and $7.0 million at March 31, 2001 and 2000, respectively.) The Company seeks to manage project cash flows through its payment terms with customers and suppliers and in adherence to project budgets and schedules.

During fiscal year 2000, the Company's bank agreed to increase its secured open line of credit up to $15 million, subject to a borrowing base calculation. The line of credit has been extended until April 2002 and contains certain financial covenants relating to the Company's operations. Under the terms of the credit facility, the Company must comply with certain financial and other covenants.
At March 31, 2001, the Company was in compliance with, or had obtained applicable waivers for such covenants through April 1, 2002. In addition to the covenants discussed above, the Company is restricted from incurring a cumulative loss before income taxes of $500,000 for the first half of the fiscal year and have net income before income taxes of at least $250,000 for the year ending March 31, 2002. Management believes that its borrowing capacity under the line will be sufficient to meet its operating needs and that it will comply with all of the terms of the covenants contained within the agreement.

Occasionally a customer will require that the Company obtain a surety bond in order to bid for a particular project, to ensure that particular performance standards are met, or to ensure prompt payment to its vendors and subcontractors on a project. In order to meet these requirements, the Company has arrangements with several sources to provide these bonds. Management believes that its bonding sources are adequate to meet its operating needs for the coming year.

Information relating to the Company's credit facility and bonding line is discussed in Note 3 of "Notes to Consolidated Financial Statements" under Item 8- Financial Statements and Supplementary Data.

The Company believes that there has been evidence of long term improvement over the past three years in the market for its products, technologies and services. In the short term, the market is exceptionally difficult to predict accurately due to regulatory and other domestic and international factors. The Company has attempted to adjust its organization so that it can operate and be profitable on highly variable business levels at or above those experienced in the current and prior fiscal year. However, there can be no assurance that such business levels will occur, that the Company's actions will be successful, or that future losses would not adversely affect the Company's liquidity and capital resource position. The Company believes it has liquidity and capital resources sufficient to maintain its business at its current level of activity due to the following: no significant capital expenditures are expected; historically the Company has required little investment in operating working capital; and its banking arrangements, i.e. those currently available and those which could be obtained, would be adequate to fund its operations at its current level of activity for the coming year.

Dividends

The Board of Directors did not declare a dividend during fiscal 2001. Any future determination as to the payment of dividends on common stock will depend on future profitability and capital requirements of the Company and/or on such other factors as the Board of Directors may consider. The Company intends to retain most of its future earnings to finance growth and development of its business.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index to Financial Statements

  Consolidated Balance Sheets as of
   March 31, 2001 and March 31, 2000..................................     17

  Consolidated Statements of Operations for
   the years ended March 31, 2001, 2000 and 1999......................     18

  Consolidated Statements of Cash Flows for
   the years ended March 31, 2001, 2000 and 1999......................     19

  Consolidated Statements of Stockholders' (Deficit) Investment for
   the years ended March 31, 2001, 2000 and 1999......................     20

  Notes to Consolidated Financial Statements..........................     21

  Management's Responsibility for Financial Statements................     32

  Report of Independent Public Accountants............................     33

All other schedules are omitted because they are not applicable or not required or because the required information is included in the Consolidated Financial Statements or the Notes thereto.


Consolidated Balance Sheets
-----------------------------------------------------------------------------------------------------------------------------------
As of March 31,                                                                                      2001                    2000
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                                                   $    366,000           $    736,000
    Accounts and retainage receivable, net of allowance for doubtful
        accounts of $1,159,000 and $329,000 in 2001 and 2000, respectively                         8,013,000              8,876,000
    Unbilled contract costs and fees                                                              13,658,000             13,938,000
    Inventories                                                                                    1,076,000              1,214,000
    Prepaid expenses and other current assets                                                      1,077,000              1,542,000
                                                                                           ------------------  ---------------------
        Total current assets                                                                      24,190,000             26,306,000
                                                                                           ------------------  ---------------------

Property and equipment:
    Capital lease, building and improvements                                                       7,303,000              7,291,000
    Machinery, equipment, furniture and fixtures                                                   2,978,000              2,935,000
                                                                                           ------------------  ---------------------
        Total property and equipment at cost                                                      10,281,000             10,226,000
    Less - Accumulated depreciation and amortization                                               5,786,000              5,141,000
                                                                                           ------------------  ---------------------
        Property and equipment, net                                                                4,495,000              5,085,000
                                                                                           ------------------  ---------------------

Other assets, net                                                                                  1,004,000              1,004,000
                                                                                           ------------------  ---------------------
        Total assets                                                                            $ 29,689,000           $ 32,395,000
                                                                                           ------------------  ---------------------

LIABILITIES AND STOCKHOLDERS' (DEFICIT) INVESTMENT
Current liabilities:
    Accounts payable                                                                            $ 17,522,000           $ 14,996,000
    Billings in excess of contract costs and fees                                                  1,203,000                823,000
    Accrued payroll and related expenses                                                             638,000                980,000
    Accrued and other current liabilities                                                          3,708,000              3,682,000
                                                                                           ------------------  ---------------------
        Total current liabilities                                                                 23,071,000             20,481,000

Long-term liabilities:
      Long-term capital lease obligation                                                           1,552,000              1,687,000
      Long-term line of credit                                                                     7,434,000              6,500,000
      Other non-current liabilities                                                                  664,000                500,000
                                                                                           ------------------  ---------------------
        Total liabilities                                                                         32,721,000             29,168,000
                                                                                           ------------------  ---------------------
Commitments and contingencies
Stockholders' (deficit) investment:
    Common stock, par value $.01 per share; 20,000,000 shares authorized,
      7,171,142 and 7,118,595 shares issued and outstanding  in 2001 and 2000, respectively           72,000                 71,000
    Paid-in capital                                                                               28,392,000             28,311,000
    Cumulative translation adjustment                                                               (251,000)              (170,000)
    Retained deficit                                                                             (31,245,000)           (24,985,000)
                                                                                           ------------------  ---------------------
        Total stockholders' (deficit) investment                                                  (3,032,000)             3,227,000
                                                                                           ------------------  ---------------------

        Total liabilities and stockholders' (deficit) investment                                $ 29,689,000           $ 32,395,000
                                                                                           ==================  =====================

        The accompanying notes are an integral part of these statements.


Consolidated Statements of Operations
-----------------------------------------------------------------------------------------------------------------------------------
For the years ended March 31,                             2001                          2000                         1999
-----------------------------------------------------------------------------------------------------------------------------------
Sales                                                     $ 60,821,000                   $ 55,593,000               $ 68,029,000
Cost of sales                                               60,528,000                     51,178,000                 58,960,000
                                                 ----------------------      -------------------------      ---------------------
        Gross Profit                                           293,000                      4,415,000                  9,069,000
                                                 ----------------------      -------------------------      ---------------------

Selling, general and administrative expenses                 5,288,000                      6,638,000                  7,183,000
Restructuring charge                                                 -                      1,185,000                          -
                                                 ----------------------      -------------------------      ---------------------
                                                             5,288,000                      7,823,000                  7,183,000
                                                 ----------------------      -------------------------      ---------------------
        Operating  (Loss) Income                            (4,995,000)                    (3,408,000)                 1,886,000

Interest and other expense, net                             (1,265,000)                    (1,088,000)                  (572,000)
                                                 ----------------------      -------------------------      ---------------------
        (Loss) Income before provision
          for Income Taxes                                  (6,260,000)                    (4,496,000)                 1,314,000
Provision for income taxes                                           -                              -                     39,000
                                                 ----------------------      -------------------------      ---------------------

        Net (Loss) Income                                 $ (6,260,000)                  $ (4,496,000)               $ 1,275,000
                                                 ----------------------      -------------------------      ---------------------

Net (Loss) Income per Share:
      Basic                                                    $ (0.88)                       $ (0.63)                    $ 0.18
                                                 ----------------------      -------------------------      ---------------------
      Diluted                                                  $ (0.88)                       $ (0.63)                    $ 0.18
                                                 ----------------------      -------------------------      ---------------------


Weighted average common shares outstanding:
      Basic                                                  7,129,000                      7,099,000                  7,053,000
                                                 ----------------------      -------------------------      ---------------------
      Diluted                                                7,129,000                      7,099,000                  7,192,000
                                                 ----------------------      -------------------------      ---------------------

The accompanying notes are an integral part of these statements.


Consolidated Statements of Cash Flows
-----------------------------------------------------------------------------------------------------------------------------------
For the years ended March 31,                                                       2001              2000             1999
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net (loss) income                                                           $ (6,260,000)    $ (4,496,000)     $ 1,275,000
    Non-cash items:
        Depreciation and amortization                                                830,000          867,000          826,000
        Stock contributions to savings plan                                                -                -           98,000
        Stock-based compensation                                                      82,000           89,000           77,000
Effect of changes in operating assets and liabilities:
        Accounts and retainages receivable, net                                      863,000          842,000           (9,000)
        Unbilled contract costs and fees                                             280,000       (1,623,000)       1,562,000
        Inventories                                                                  138,000          193,000         (647,000)
        Prepaid expenses and other current assets                                    465,000          272,000          156,000
        Accounts payable                                                           2,526,000        1,886,000       (3,268,000)
        Billings in excess of contract costs and fees                                380,000           (1,000)        (638,000)
        Accrued payroll and related expenses                                        (342,000)         (64,000)         535,000
        Accrued and other current liabilities                                         26,000        1,626,000          181,000
        Other non-current liabilities                                                164,000           25,000           19,000
                                                                            ----------------- ----------------  ---------------
          Net cash flows from operating activities                                  (848,000)        (384,000)         167,000
                                                                            ----------------- ----------------  ---------------

Cash flows from investing activities:
    Purchases of property and equipment                                              (55,000)        (245,000)        (181,000)
    Effect of changes in other assets                                               (185,000)        (404,000)         136,000
                                                                            ----------------- ----------------  ---------------
          Net cash flows from investing activities                                  (240,000)        (649,000)         (45,000)
                                                                            ----------------- ----------------  ---------------

Cash flows from financing activities:
    Net borrowings under line of credit                                              934,000          400,000          900,000
    Payments under capital lease obligation                                         (135,000)        (276,000)        (254,000)
    Change in cumulative translation adjustment                                      (81,000)          26,000         (107,000)
                                                                            ----------------- ----------------  ---------------
          Net cash flows from financing activities                                   718,000          150,000          539,000
                                                                            ----------------- ----------------  ---------------

          Net (decrease) increase in cash and cash equivalents                      (370,000)        (883,000)         661,000

Cash and cash equivalents, beginning of year                                         736,000        1,619,000          958,000
                                                                            ----------------- ----------------  ---------------
Cash and cash equivalents, end of year                                          $    366,000     $    736,000      $ 1,619,000
                                                                            ================= ================  ===============

The accompanying notes are an integral part of these statements.


Consolidated Statements of Stockholders' (Deficit) Investment

For the years ended March 31, 2001, 2000 and 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                                      Cumulative
Changes in Amounts                               Common              Paid-in         Translation           Retained
                                                 Stock               Capital          Adjustment           Deficit         Total
                                          ------------------------------------------------------------------------------------------
Balance, March 31, 1998                         $71,000           $ 28,047,000        $ (89,000)        $(21,764,000)   $ 6,265,000
Net income                                            -                      -                -            1,275,000      1,275,000
Translation adjustment                                -                      -         (107,000)                   -       (107,000)
  Comprehensive income                                -                      -                -                    -      1,168,000
Issuance of common stock                              -                175,000                -                    -        175,000
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1999                          71,000             28,222,000         (196,000)         (20,489,000)     7,608,000
Net loss                                              -                      -                -           (4,496,000)    (4,496,000)
Translation adjustment                                -                      -           26,000                    -         26,000
  Comprehensive loss                                  -                      -                -                    -     (4,470,000)
Issuance of common stock                              -                 89,000                -                    -         89,000
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000                          71,000             28,311,000         (170,000)         (24,985,000)     3,227,000
Net loss                                              -                      -                -           (6,260,000)    (6,260,000)
Translation adjustment                                -                      -          (81,000)                   -        (81,000)
  Comprehensive loss                                  -                      -                -                    -     (6,341,000)
Issuance of common stock                          1,000                 81,000                -                    -         82,000
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001                         $72,000           $ 28,392,000        $(251,000)        $(31,245,000)   $(3,032,000)
                                                =======           ============        =========         ============    ===========

-------------------------------------------------------------
Changes in Common Shares
-------------------------------------------------------------
Balance, March 31, 1998                            7,034,759
Issuance of common stock
  under employee savings plan                         27,671
Issuance of common stock                              28,275
                                                   ---------

Balance, March 31, 1999                            7,090,705
Issuance of common stock                              27,890
                                                   ---------

Balance, March 31, 2000                            7,118,595
Issuance of common stock                              52,547
                                                   ---------

Balance, March 31, 2001                            7,171,142
                                                   =========

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements

  Note 1
  ------

  Organization and Summary of Significant Accounting Policies
  -----------------------------------------------------------

  Organization and Business

  The Company (incorporated in Delaware on March 15, 1983) designs and supplies proprietary, large-scale, custom-engineered air pollution control systems that enable customers to operate their facilities in compliance with regulatory standards limiting particulate and gaseous emissions. In addition, the Company provides maintenance, service and replacement parts for the air pollution control systems.

  The Company's operations depend, among other things, upon the Company's ability to generate sufficient revenues and gross margins in a competitive market from a limited number of clients in specific industries. Future operations may be affected by the level of orders available in the market and obtained by the Company and its ability to generate sufficient gross margins.

  Consolidation

  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosures of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

  Cash and Cash Equivalents

  Cash equivalents consist primarily of investments in short-term, highly liquid securities having an original maturity of three months or less at the time of acquisition. Cash and cash equivalents are stated at cost plus accrued interest, which approximates market value. As of March 31, 2001 and 2000, $58,000 and $122,000, respectively, of repurchase agreements were included in this caption.

  Accounts and Retainages Receivable

  As of March 31, 2001 and 2000, accounts and retainages receivable, net of allowance for doubtful accounts, include accounts receivable of $6,836,000 and $7,521,000, respectively, and current retainages of $1,177,000 and $1,355,000, respectively. All retainage amounts as of March 31, 2001 become due during fiscal 2002, based on applicable contract terms and are thus classified as current.

  Long-Term Contracts

  The Company records sales from long-term contracts using the percentage-of-completion method. Under this method, the Company recognizes as sales that portion of the total contract price which the cost of work completed bears to the estimated total cost of the work covered by the contract. Because contracts may extend over more than one fiscal period, revisions of cost and profit estimates are made periodically and are reflected in the accounting period in which they are determined. If the estimate of total costs on a contract indicates a loss, the total anticipated loss is recognized immediately.
Revenues for spare parts are recognized when those parts are shipped to the customer.

  Unbilled contract costs and fees represent revenues recognized in excess of amounts billed. All unbilled contract costs and fees are expected to be collected within the next fiscal year. Billings in excess of contract costs and fees represent billings in excess of revenues recognized.

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

  Other Assets

  In December 1995, the Company made a strategic investment in an international joint venture. Certain costs incurred to acquire plant equipment and other assets have been recorded as other assets and are being amortized over the life of the related equipment and agreements of 5 to 12 years. As of March 31, 2001 and 2000, the unamortized costs related to the joint venture included in other assets totaled approximately $424,000 and $548,000, respectively. In April 2001, the Company made an additional net investment of $277,000 in the joint venture increasing its ownership in the joint venture to 25% of the total. The Company will therefore account for the investment under the equity method of accounting for investments in future years.

  During June 1999, the Company acquired a license to market Ammonia on Demand (AODtm) technology in North America. The costs to acquire the licensed technology have been recorded as other assets in the accompanying consolidated balance sheets, and are being amortized over the expected period of benefit as additional costs of contracts utilizing the technology. As of March 31, 2001 and 2000 the unamortized costs related to the AODtm technology in other assets totaled approximately $243,000 and $344,000, respectively.

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

  Income Taxes

  The Company provides for income taxes using the liability method pursuant to Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes." Deferred income taxes are provided for temporary differences arising between the tax basis of assets and liabilities and their respective book basis as reported in the financial statements. Because the Company operated at a loss in the current and prior year, and has significant net operating loss carryforwards, current year income taxes are not material.

  Fair Value of Financial Instruments

  The Company determines fair value of their financial instruments held based on quoted market values, where applicable, or discounted cash flow analysis. As of March 31, 2001 and 2000, the carrying value of its financial instruments approximates fair value.

  New Accounting Standards

  In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities". This statement, as subsequently amended, establishes accounting and reporting standards for derivative investments to be recorded in the balance sheet at their fair value. The Company was required to implement SFAS No. 133 effective April 1, 2001. The adoption of this pronouncement did not have a material effect on operations.

  Note 2
  ------

  Earnings Per Share
  ------------------

  The following illustrates the calculation of weighted average number of common equivalent shares outstanding for the years ended March 31, 2001, 2000, and 1999:


                                                                 2001                  2000                  1999
                                                            ---------             ---------             ---------
Weighted-average number of common shares                    7,129,000             7,099,000             7,053,000
Dilutive effect of outstanding stock options                        -                     -               139,000
                                                            ---------             ---------             ---------
Weighted-average number of common
 equivalent shares outstanding                              7,129,000             7,099,000             7,192,000
                                                            =========             =========             =========


  The dilutive effects of stock options were not provided for 2001 and 2000, as these options would have an anti-dilutive effect due to the losses of the Company.

  Note 3
  ------

  Credit Facility
  ---------------

       The Company has a bank credit facility, amended during fiscal 2001, providing for revolving line of credit borrowings and letters of credit issuances of up to $15,000,000, subject to a borrowing base calculation, and is secured by substantially all of assets of the Company. Under the credit facility, interest accrues at the bank's prime rate plus 1/2%. As of March 31, 2001 and 2000, the rate in effect was 8.5% and 9.0%, respectively. At March 31, 2001 and 2000 borrowings of $7,434,000 and $6,500,000 were outstanding, respectively. Additionally, $1,158,000 and $2,858,000 of letters of credit were also outstanding at March 31, 2001 and 2000, respectively.

       During fiscal years 2001, 2000, and 1999, the maximum borrowings under the line of credit facility totaled $9,500,000, $11,100,000, and $6,100,000, respectively. Average borrowings during such years were $8,710,000, $9,021,000, and $3,010,000, and the weighted average interest rates on such borrowings were 9.70%, 8.51%, and 8.82%, in fiscal years 2001, 2000, and 1999, respectively.
Interest expense for fiscal years 2001, 2000, and 1999, was $845,000, $768,000, and $265,000, respectively.

       The line of credit has been extended until April 1, 2002 and contains certain financial and other covenants relating to the Company's operations. In addition to these covenants, the Company is restricted from incurring a cumulative loss before income taxes of $500,000 for the first half of the fiscal year and must earn net income before income taxes of at least $250,000 for the year ending March 31, 2002. At March 31, 2001, the Company was in compliance with, or had obtained applicable waivers for such covenants through April 1, 2002. Management believes that its borrowing capacity under the line will be sufficient to meet its operating needs and that it will comply with all of the terms of the covenants contained within the agreement.

  Bonding
  -------
       The Company has arrangements with several sources to provide surety bonds, including bid bonds and performance bonds, when a customer requires them. Management believes that its bonding sources are adequate to meet its operating needs for the coming year.

  Note 4
  ------

  Income Taxes
  ------------

       As of March 31, 2001, the Company had available, for federal tax purposes, an estimated federal income tax net operating loss carryforward of approximately $27,730,000 to offset future taxable income. These carryforwards will expire between 2008 and 2021. As of March 31, 2001, the Company also had an alternative minimum tax credit carryforward of approximately $536,000 that has no expiration date. As of March 31, 2001, the Company had an alternative minimum tax net operating loss carryforward of approximately $28,263,000.

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

        The significant components of the deferred tax liability stated by source of the difference between financial accounting and tax basis as of March 31, 2001 and 2000 are as follows:

                                                                       2001                      2000
                                                                 ------------              ------------
Operating loss carryforward and tax credits                      $ 11,148,000              $  9,140,000
Reserves, accrued liabilities and other                             1,398,000                 1,413,000
Property, plant, equipment and other                                  118,000                   (83,000)
Valuation allowance                                               (12,864,000)              (10,670,000)
                                                                 ------------              ------------
Net deferred income tax liability                                $   (200,000)             $   (200,000)
                                                                 ============              ============


        The deferred income tax liability is included in other current liabilities and other noncurrent liabilities in the accompanying consolidated financial statements.

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


                                                                 2001                     2000                     1999
                                                            ---------              -----------              -----------
Service Cost                                                $ 419,000              $   463,000              $   369,000
Net amortization and deferral                                (636,000)                 602,000                  793,000
Interest cost                                                 869,000                  797,000                  738,000
Return on assets                                             (275,000)              (1,313,000)              (1,454,000)
                                                            ---------              -----------              -----------
Net pension expense                                         $ 377,000              $   549,000              $   446,000
                                                            =========              ===========              ===========

The funded status of the Plan as of the most recent actuarial valuations was:

                                                                        12/31/2000            12/31/99
                                                                        ----------            --------
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including vested
  benefits of $11,788,077 and $10,451,000 in 2001
  and 2000, respectively                                               $ 11,889,000         $ 10,855,000
Projected benefit obligation for services rendered to date               12,682,000           11,874,000
Plan assets, consisting primarily of fixed income
  investments, at fair value                                             12,321,000           12,314,000

Plan assets in excess of (or less than) the projected
  benefit obligation                                                   $   (361,000)        $    440,000
Unrecognized net loss from past experience different
  from that assumed and changes in assumptions                              967,000              374,000
Prior service cost not yet recognized in net periodic cost                  119,000              166,000
                                                                  ------------------    -----------------

Prepaid pension cost                                                   $    725,000         $    980,000
                                                                  ==================    =================

        For purposes of determining the actuarial present value of the projected benefit obligation, a weighted average discount rate of 7.50% was used in 2001 and 2000. Rates of increase in future compensation levels between 3.5% and 6.5%, and an 8% expected long-term rate of return on plan assets were assumed.

Post-Employment Benefits

        The Company provides limited health care and life insurance benefits for certain employees upon retirement. In addition, employees terminated in connection with the elimination of manufacturing operations in prior years were eligible to receive certain health care and life insurance benefits upon termination. These benefit plans are not funded.

        The accrual is determined by application of the terms of the current benefit plans, effects of Medicare for eligible employees, relevant actuarial assumptions and health care cost trend rates projected at an annual rate of 3%.

        The obligation for Post-Employment benefits as of March 31, 2001 was:

        Obligation as of March 31, 2000       $333,000
        Service Cost                           270,000
        Paid during current year               (72,000)
        Interest Cost                           29,000
                                              --------
        Obligation as of March 31, 2001       $560,000
                                              ========

Savings Plan

        The Company's Retirement Savings Plan (the "Savings Plan") is qualified under sections 401(a) and 401(k) of the Internal Revenue Code. All employees of the Company are eligible to participate in the Savings Plan upon completion of six months of employment. Under the Savings Plan's salary deferral provisions, participating employees may elect to defer specified portions of their compensation. Elective contributions made by employees are fully vested at all times. Through March 31, 1999, the Company made matching contributions in the form of shares of common stock at the rate of 50% of the first 3% of each participant's compensation that is deferred for each calendar year. Beginning April 1, 1999, the Company made matching contributions by purchasing company stock on the open market at the rate of 50% of the first 3% of each participant's compensation. Employees fully vest in Company contributions after the completion of five years of service. Contributions by the Company were $76,000, $115,000, and $98,000, in 2001, 2000, and 1999, respectively.

  Stock Option Plan

        During fiscal year 1999, the Company adopted a new stock option plan, "1998 Stock Option Plan", which authorizes the granting of options to purchase up to an aggregate of 300,000 shares of common stock at prices not less than fair market value at the date of grant. Under the terms of this Plan, 20% of the options granted are exercisable immediately along with 20% on each of the next four anniversaries. Options granted expire five years from the date of grant. As of March 31, 2001, the weighted average exercise price for outstanding options was $2.49 per share and expiration dates ranged from August 1, 2001 to January 18, 2006. The options price range per share is $1.50 to $4.31.

        The Company applies APB Opinion 25 and related interpretations in accounting for its plan. Accordingly, no compensation expense has been recognized for its stock option plan. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under that plan consistent with the method of SFAS No. 123 "Stock Based Compensation", the Company's net (loss) income and earnings per share would have been reduced to the pro forma amounts indicated below:

  Years ended March 31,                                  2001                 2000               1999
                                                  -----------          -----------         ----------
Net (loss) income:
As reported                                       $(6,260,000)         $(4,496,000)        $1,275,000
Pro forma                                         $(6,319,000)         $(4,710,000)        $1,126,000
Basic earnings per share:
As reported                                       $     (0.88)         $     (0.63)        $     0.18
Pro forma                                         $     (0.89)         $     (0.66)        $     0.16
Diluted earnings per share:
As reported                                       $     (0.88)         $     (0.63)        $     0.18
Pro forma                                         $     (0.89)         $     (0.66)        $     0.16

        Options were assumed to be exercised upon vesting for the purposes of this valuation. Adjustments are made for options forfeited prior to vesting.

        Changes in outstanding stock options during the year were as follows:


Years ended March 31,                                    2001                 2000               1999
                                                     ------------------------------------------------
Outstanding, beginning of year                        827,000              794,000            571,000
Granted                                               143,000               75,000            271,000
Exercised                                              (2,000)              (8,000)            (1,000)
Forfeited                                            (600,000)             (34,000)           (47,000)
                                                     ------------------------------------------------
Outstanding, end of year                              368,000              827,000            794,000
                                                     ================================================

There were options for a total of 172,000 shares exercisable as of March 31, 2001 at a weighted average price of $2.66 per share.

        The weighted average fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The following key assumptions were used in the Black-Scholes option pricing model:


Year Ended March 31,
                                     2001      2000      1999
                                     ----      ----      ----
        Risk-Free Interest Rate       5.8%      5.6%      4.5%
        Expected Life                 5 years   5 years   5 years
        Volatility                    73%       46%       41%
        Dividends                     ---       ---       ---

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

        Future payments under the office building lease are $301,300 in 2002, $157,500 per year through 2036, $78,800 in 2037, and total, with bargain renewal options, $5,735,000. Of this amount, $4,040,000 represents imputed interest and the balance of $1,695,000 as of March 31, 2001 is included in the consolidated financial statements as a current liability ($143,000) and a long-term capital lease obligation ($1,552,000).

        The Company subleases a portion of building office space to tenants. The rental income and related costs are included in operating (loss) income in the accompanying financial statements. For the years ended March 31, 2001, 2000, and 1999, rental income totaled $525,000, $635,000, and $585,000, respectively, and building related costs totaled $662,000, $772,000, and $747,000, respectively. The future rentals on the subleases are $400,000, $228,000, $140,000 and $94,000 for fiscal 2002, 2003, 2004 and 2005, respectively.

        The Company and certain subsidiaries use office facilities and equipment under operating leases. Rent expense for the years ended March 31, 2001, 2000 and 1999 totaled $359,000, $287,000 and $231,000, respectively.

  Litigation

        The Company is, from time to time, a party to various legal actions arising in the ordinary course of its business, some of which may involve claims for substantial sums. In management's opinion, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of its operations.


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

  Note 8
  ------

  Supplemental Cash Flow Information
  ----------------------------------

        In non-cash financing transactions, the Company issued 27,671 shares in fiscal 1999 as matching contributions under its Savings Plan. In addition, the Company issued 50,547, and 19,890 shares of its common stock in fiscal 2001 and 2000, respectively, as compensation to its outside directors.

        Amounts paid for interest during the years ended March 31, 2001, 2000, and 1999, were $1,122,000, $1,033,000, and $623,000, respectively. Amounts paid for income taxes in fiscal year 2001, 2000, and 1999, were $5,000, $78,000, and $16,000, respectively.

  Note 9
  ------

  Segment Reporting
  -----------------

       During fiscal year 2001, the Company was restructured and now has three reportable operating segments: the Systems Business Unit, the Services Business Unit, and the AOD Business Unit. The Systems Business Unit provides custom-engineered, original equipment systems to traditionally intensive users of air pollution control (APC) systems. The Services Business Unit provides maintenance, repair, and spare parts products and services to customers with particulate abatement installed APC equipment. The AOD Business Unit is dedicated to finding additional technologies and alliances, and currently includes Ammonia-on-Demand (AODtm) technology and international ventures.

      The segments reported below are the segments of the Company for which separate financial information is available and for which sales and operating income amounts are evaluated by executive management in deciding how to allocate resources and for assessing performance. Due to the fact that no segments existed prior to the restructuring, comparative information is not reported because it can not be practicably determined. The Company does not allocate assets to the individual operating segments and there are no intercompany sales transactions among the three operating segments.

      Information about reported segment sales and operating income (loss) for the year ended March 31, 2001 is as follows:


Business Unit                             Sales                 Operating Income
                                                                      (Loss)
-------------------------------------------------------------------------------
Systems                                   $34,564,000               $(5,259,000)
Services                                   19,647,000                   991,000
AOD                                         6,610,000                  (727,000)
                                          -------------------------------------
Total                                     $60,821,000               $(4,995,000)
                                          -------------------------------------

       The Company attributes revenues to individual geographic areas based upon the country where services are provided or products are delivered. Sales by geographic area for the years ended March 31, 2001, 2000 and 1999 were as follows:


                                                           2001                 2000                 1999
                                                      ------------------------------------------------------
United States                                          $42,878,000          $37,374,000          $61,125,000
Canada                                                   5,107,000            8,617,000            4,011,000
Other International                                     12,836,000            9,602,000            2,893,000
                                                      ------------------------------------------------------
Total                                                  $60,821,000          $55,593,000          $68,029,000
                                                      ------------------------------------------------------


        As of March 31, 2001, approximately 66% of the Company's accounts and retainages receivable were due from companies in the power industry and 20% were due from companies in the pulp and paper industry. Two customers accounted for more than 31% of the Company's sales in 2001; one customer accounted for more than 10% of the Company's sales in fiscal 2000; three customers accounted for more than 56% of the Company's sales in fiscal 1999.


  Note 10
  -------


  Quarterly and Selected Financial Data [Unaudited]
  fiscal year 2001 quarters ended                    3/31/01        12/31/00         9/30/00        6/30/00
                                                     -------        --------         -------        -------
  Sales                                          $17,345,000     $14,799,000     $12,218,000    $16,459,000
  Gross profit                                     1,630,000       1,388,000      (4,022,000)     1,297,000
  Net (Loss) Income                                  161,000          17,000      (5,970,000)      (468,000)
  Diluted Net Income (Loss) per share (1)              $0.02           $0.00          ($0.84)        ($0.07)
  Stock price
      High                                            $2.310          $2.375          $2.375         $2.375
      Low                                             $1.250          $1.125          $1.125         $1.125

  fiscal year 2001 quarters ended                    3/31/00        12/31/99         9/30/99        6/30/99
                                                     -------        --------         -------        -------
  Sales                                          $16,306,000     $13,924,000     $13,557,000    $11,806,000
  Gross profit                                      (339,000)      1,610,000         922,000      2,222,000
  Net (Loss) Income                               (3,508,000)         85,000      (1,294,000)       221,000
  Diluted Net (Loss )Income per share (1)             ($0.49)          $0.01          ($0.18)         $0.03
  Stock price
      High                                            $3.125          $2.875          $3.688         $3.750
      Low                                             $2.063          $1.797          $2.875         $2.938

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


The financial statements have been audited by Arthur Andersen LLP, independent public accountants, for each of the three years in the period ended March 31, 2001.

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


/s/ John L. Sams                         /s/ Lawrence Rychlak
--------------------------               -------------------------
John L. Sams                             Lawrence Rychlak

President and Chief Executive Officer    Senior Vice President and Chief
                                         Financial Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


  To the Board of Directors and Stockholders of Environmental Elements
Corporation:


We have audited the accompanying consolidated balance sheets of Environmental Elements Corporation (a Delaware corporation) and subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' investment and cash flows for the years in the period ended March 31, 2001, 2000, and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Environmental Elements Corporation and subsidiaries as of March 31, 2001 and 2000, and the results of their operations and their cash flows for of the years in the period ended March 31, 2001, 2000, and 1999 in conformity with accounting principles generally accepted in the United States.


                                                   /s/ Arthur Andersen LLP

  Baltimore, Maryland

  May 10, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  Directors - The information with respect to Directors required by this
     ---------
item is incorporated by reference to the Registrant's 2001 Proxy Statement to be filed with the Securities and Exchange Commission, under the headings "Election of Directors," "Directors Continuing in Office," and "Certain Information Regarding the Board of Directors and Committees of the Board."
(b)  Executive Officers - Information regarding certain executive officers of
     ------------------
the Company appears in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders.
(c) In addition, the following information is being provided in response to the requirements of Item 405 of Regulation S-K. To the Registrant's knowledge, during the fiscal year ended March 31, 2001, all filing requirements applicable to officers, directors, and greater than 10% beneficial owners of the common shares of the Registrant under Section 16(a) of the Securities Exchange Act of 1934, as amended, were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

  The information required by this item is incorporated herein by reference to the Registrant's 2001 Proxy Statement to be filed with the Securities and Exchange Commission, under the headings "Executive Compensation and Related Information."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is incorporated herein by reference to the Registrant's 2001 Proxy Statement to be filed with the Securities and Exchange Commission, under the heading "Security Ownership."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is incorporated herein by reference to the Registrant's 2001 Proxy Statement to be filed with the Securities and Exchange Commission, under the heading "Certain Relationships and Related Transactions" and under the heading "Employment and Non-Competition Agreements."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a) 1. Financial Statements - see Index to Financial Statements on page 16 of this Form 10K.

                                                                   Page Number
                                                                     in 10-K
    2. Financial Statement Schedules:
       Report of Independent Public Accountants on Schedules          40
       Valuation and Qualifying Accounts for the years ended
       March 31, 2001, 2000, and 1999 (Schedule II)                   41

    3. Exhibits - The following Exhibits are filed herewith unless otherwise indicated:

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

  10.6(h) - Fourth Amendment to Line of Credit Promissory Note and Fifth
            Amendment to Revolving Credit and Letter of Credit Agreement dated
            May 18, 2000 and Patent Security Agreement and Trademark Security
            Agreement dated June 30, 2000 between the Registrant and Mercantile
            Safe Deposit and Trust Company (incorporated by reference to the
            Registrant's Form 10-Q filed with the Commission on August 14,
            2000).
  10.6(i) - Notices of modification to the Fourth Amendment to the Revolving
            Credit and Letter of Credit Agreement dated August 31, 1999 and the
            Fifth Amendment to the Revolving Credit and Letter of Credit
            Agreement dated May 18, 2000 between the Registrant and Mercantile
            Safe Deposit and Trust Company (incorporated by reference to the
            Registrant's Form 1-Q filed with the Commission on November 20,
            2000).
  10.6(j) - Letter Amendment dated May 31, 2001 to Revolving Credit and
            Letter of Credit Agreement between the Registrant and Mercantile
            Safe Deposit and Trust Company dated November 24, 1993.
  10.8 -    The Registrant's 1998 Stock Option Plan (incorporated by reference to Form 10-K filed with the Commission on June 25, 1999).
  10.9 -    Shareholders' Agreement dated February 2, 1990 by and among the
            Registrant and certain shareholders of the Registrant (incorporated by reference to Amendment No. 1 to Form S-1 Registration Statement
            (File No. 33-35802) filed with the Commission on July 5, 1990).
  10.10 -   Employment Agreement dated March 29, 1996 between Registrant and E.
            H. Verdery (incorporated by reference to Form 10-K filed with the
            Commission on June 26, 1996).
  10.11-    Employment Agreement dated February 25, 2000 between Registrant and
            J. L. Sams, filed herewith.
  10.12 -   Separation and Non-Competition Agreement dated February 25, 2000 between Registrant and E. H. Verdery, (incorporated by reference to
            Form 10-K filed with the Commission on June 28, 2000.)
  10.13 -   Separation, Release, and Non-Competition Agreement dated April 17,
            2000 between Registrant and S. M. Dunseith, (incorporated by reference to Form 10-K filed with the Commission on June 28, 2000.)
  11    -   Statement re: Computation of Earnings per Share, filed herewith.
            is furnished for the information of the Commission and is not deemed
            "filed."
  21    -   Subsidiaries of the Registrant (incorporated by reference to
            Form 10-K filed with the Commission on June 26, 1996.)

b) Reports on Form 8-K - No Reports on Form 8-K were filed for the quarter ended March 31, 2001.

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

Environmental Elements Corporation
(Registrant)


/s/ Lawrence Rychlak
--------------------------------------------
Lawrence Rychlak
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John L. Sams                                          June 25, 2001
--------------------------------------------              -------------
John L. Sams                                              Date
President and Chief Executive Officer

/s/ Samuel T. Woodside                                    June 25, 2001
--------------------------------------------              -------------
Samuel T. Woodside                                        Date
Chairman of the Board of Directors

/s/ Joseph J. Duffy                                       June 25, 2001
--------------------------------------------              -------------
Joseph J. Duffy                                           Date
Director

/s/ Richard E. Hug                                        June 25, 2001
--------------------------------------------              -------------
Richard E. Hug                                            Date
Director

/s/ Barry Koh                                             June 25, 2001
--------------------------------------------              -------------
Barry Koh                                                 Date
Director

/s/ John C. Nichols                                       June 25, 2001
--------------------------------------------              -------------
John C. Nichols                                           Date

Director and Secretary

/s/ James S. Potts                                        June 25, 2001
--------------------------------------------              -------------
James S. Potts                                            Date
Director

/s/ F. Bradford Smith                                     June 25, 2001
--------------------------------------------              -------------
F. Bradford Smith                                         Date
Director

                                                                      Schedule I

             Report of Independent Public Accountants on Schedules


To the Board of Directors and Stockholders of Environmental Elements
Corporation:


We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Environmental Elements Corporation and subsidiaries in this Form 10-K, and have issued our report thereon dated May 10, 2001. Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. Schedule II-Valuation and Qualifying Accounts is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                         /s/ Arthur Andersen LLP



Baltimore, Maryland

May 10, 2001

                                                                     Schedule II


                        Valution and Qualifying Accounts

               For the Years Ended March 31, 2001, 2000 and 1999


                                                Allowance for      Reserve for
                                              Doubtful Accounts   Restructuring
                                              -----------------   -------------
Balance, March 31, 1998                           $ 218,000         $     -
Charged (credited) to profit and loss               (58,000)              -
   (Deductions) additions                            61,000               -
                                                 ----------         -----------


Balance, March 31, 1999                             221,000               -
Charged (credited) to profit and loss               112,000           1,185,000
   (Deductions) additions                            (4,000)              -
                                                 ----------         -----------


Balance, March 31, 2000                             329,000           1,185,000
Charged (credited) to profit and loss               847,000               -
   (Deductions) additions                           (17,000)         (1,185,000)
                                                 ----------         -----------


Balance, March 31, 2001                          $1,159,000         $     -
                                                 ==========         ===========

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

10.6(a) - Waiver and Amendment dated May 26, 1994, to the Revolving Credit and Letter of Credit Agreement dated November 24, 1993 between the Registrant and Mercantile-Safe Deposit and Trust Company (incorporated by reference to Form 10-K filed with the Commission on June 29, 1994).
10.6(b) - Extension Agreement dated November 18, 1994 to the Revolving
          Credit and Letter of Credit Agreement dated November 23, 1993 between the Registrant and Mercantile-Safe Deposit and Trust Company (incorporated by reference to Form 10-K filed with the Commission on June 28, 1995).
10.6(c) - Second Amendment to Revolving Credit and Letter of Credit
          Agreement, First Amendment to Line of Credit Promissory Note and Security Agreement, dated October 25, 1995 between the Registrant and Mercantile-Safe Deposit and Trust Co (incorporated by reference to Form 10-Q filed with the Commission on February 14, 1996).
10.6(d) - Amendment to Revolving Credit and Letter of Credit Agreement dated
          May 10, 1996 between the Registrant and Mercantile-Safe Deposit and Trust Company (incorporated by referenced to Form 10-K filed with the Commission on June 26, 1996).
10.6(e) - Letter Amendment dated May 5, 1997 to Revolving Credit and
          Letter of Credit Agreement between the Registrant and Mercantile-Safe Deposit and Trust Company dated November 23, 1993, (incorporated by reference to Form 10-K filed with the Commission on June 23, 1997).
10.6(f) - First Amendment to Security Agreement, Second Amendment to Line of Credit Promissory Note, and Third Amendment to Revolving Credit and Letter of Credit Agreement dated June 12, 1998, between Registrant and Mercantile-Safe Deposit and Trust Company (incorporated by reference to the Registrant's Form 10-K filed with the Commission on June 25,
          1998).
10.6(g) - Second Amendment to Security Agreement,Third Amendment to Line of
          Credit Promissory Note, Fourth Amendment to Revolving Credit and Letter of Credit Agreement dated August 31, 1999 between Registrant and Mercantile Safe Deposit and Trust Company (incorporated by reference to the Registrant's Form 10-Q filed with the Commission on November 12, 1999.)
10.6(h) - Fourth Amendment to Line of Credit Promissory Note and Fifth
          Amendment to Revolving Credit and Letter of Credit Agreement dated May 18, 2000 and Patent Security Agreement and Trademark Security Agreement dated June 30, 2000 between the Registrant and Mercantile Safe Deposit and Trust Company (incorporated by reference to the Registrant's Form 10-Q filed with the Commission on August 14, 2000).
10.6(i) - Notices of modification to the Fourth Amendment to the Revolving
          Credit and Letter of Credit Agreement dated August 31, 1999 and the Fifth Amendment to the Revolving Credit and Letter of Credit Agreement dated May 18, 2000 between the Registrant and Mercantile Safe Deposit and Trust Company (incorporated by reference to the Registrant's Form 1-Q filed with the Commission on November 20, 2000).
10.6(j) - Letter Amendment dated May 31, 2001 to Revolving Credit and Letter of
          Credit Agreement between the Registrant and Mercantile Safe Deposit and Trust Company dated November 24, 1993.
10.8 - The Registrant's 1998 Stock Option Plan (incorporated by reference to Form 10-K filed with the Commission on June 25,1999.)

10.9 - Shareholders' Agreement dated February 2, 1990 by and among the Registrant and certain shareholders of the Registrant (incorporated by reference to Amendment No. 1 to Form S-1 Registration Statement (File No. 33-35802) filed with the Commission on July 5, 1990).
10.10- Employment Agreement dated March 29, 1996 between Registrant and E. H. Verdery (incorporated by reference to Form 10-K filed with the Commission on June 26, 1996).
10.11-    Employment Agreement dated February 25, 2000 between Registrant and J.
          L. Sams, filed herewith.
10.12- Separation and Non-Competition Agreement dated February 25, 2000 between Registrant and E. H. Verdery, (incorporated by reference to Form 10-K filed with the Commission on June 28, 2000.)
10.13 - Separation, Release, and Non-Competition Agreement dated April 17, 2000 between Registrant and S. M. Dunseith, (incorporated by reference to Form 10-K filed with the Commission on June 28, 2000.)
11 -      Statement re: Computation of Earnings per Share, filed herewith.
21 - Subsidiaries of the Registrant (incorporated by reference to Form 10-K filed with the Commission on June 26, 1996.)