Form 10-Q
period 2001-06-30
ENVIRONMENTAL ELEMENTS CORP
filed 2001-08-08
CIK 863893

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                        For the quarterly period ended

                                 June 30, 2001

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

7,193,142 shares of common stock, $.01 par value per share, as of July 26, 2001.

                      Environmental Elements Corporation

                                   form 10-Q

                        For the Quarterly Period Ended

                                 June 30, 2001

Part I:  Financial Information
Item 1.  Financial Statements

         Consolidated Balance Sheets as of
           June 30, 2001 and March 31, 2001.............................  3

         Consolidated Statements of Operations for
           the Three Months Ended June 30, 2001 and 2000................  4

         Consolidated Statements of Cash Flows for
           the Three Months Ended June 30, 2001 and 2000................  5

         Notes to Consolidated Financial Statements.....................  6 - 7

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations................  8 - 9

Part II: Other Information

Item 6.  Exhibits and Reports on Form 8-K...............................  10

Signatures..............................................................  10

                    _______________________________________
  Certain of the statements included in this Form 10-Q are forward-looking statements. These statements involve risks and uncertainties that could cause the actual results to differ from those expressed or implied by such statements. These factors include loss of new orders, increased competition, changes in environmental regulations, and other factors, including but not limited to, operating losses, declines in markets for the Company's products and services, and insufficient capital resources. Information on factors that could affect the Company's financial results are set forth in the Company's filings with the Securities and Exchange Commission including the report on Form 10-K for the Company's fiscal year ended March 31, 2001.

               Environmental Elements Corporation and Subsidiaries
                           Consolidated Balance Sheets
                     As of June 30, 2001 and March 31, 2001

                                                                                          June 30,               March 31,
----------------------------------------------------------------------------------------------------------------------------
                                                                                            2001                   2001
----------------------------------------------------------------------------------------------------------------------------
                                                                                         (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                           $     603,000          $     366,000
    Accounts and retainage receivable, net of allowance for doubtful
        accounts of $1,193,000 and $1,159,000, respectively                                 8,954,000              8,013,000
    Unbilled contract costs and fees                                                       14,571,000             13,658,000
    Inventories                                                                             1,046,000              1,076,000
    Prepaid expenses and other current assets                                                 799,000              1,077,000
                                                                                        -------------          -------------
        Total current assets                                                               25,973,000             24,190,000
                                                                                        -------------          -------------

Property and equipment:
    Capital lease, building and improvements                                                7,303,000              7,303,000
    Machinery, equipment, furniture and fixtures                                            2,993,000              2,978,000
                                                                                        -------------          -------------
                                                                                           10,296,000             10,281,000
    Less - Accumulated depreciation and amortization                                        5,924,000              5,786,000
                                                                                        -------------          -------------
        Property and equipment, net                                                         4,372,000              4,495,000
                                                                                        -------------          -------------

Other assets, net                                                                           1,195,000              1,004,000
                                                                                        -------------          -------------
        Total assets                                                                    $  31,540,000          $  29,689,000
                                                                                        =============          =============

LIABILITIES AND STOCKHOLDERS' (DEFICIT) INVESTMENT
Current liabilities:
    Accounts payable                                                                    $  15,362,000          $  17,522,000
    Billings in excess of contract costs and fees                                           4,017,000              1,203,000
    Accrued payroll and related expenses                                                      773,000                638,000
    Accrued and other current liabilities                                                   2,819,000              3,708,000
                                                                                        -------------          -------------
        Total current liabilities                                                          22,971,000             23,071,000

Long-term liabilities:
    Long-term capital lease obligation                                                      1,552,000              1,552,000
    Long-term line of credit                                                                9,112,000              7,434,000
    Other non-current liabilities                                                             674,000                664,000
                                                                                        -------------          -------------
        Total liabilities                                                                  34,309,000             32,721,000
                                                                                        -------------          -------------
Commitments and contingencies
Stockholders' (deficit) investment:
    Common stock, par value $.01 per share; 20,000,000 shares authorized,
        7,180,642 and 7,171,142 shares issued and
        outstanding, respectively                                                              72,000                 72,000
    Paid-in capital                                                                        28,409,000             28,392,000
    Cumulative translation adjustment                                                        (310,000)              (251,000)
    Retained deficit                                                                      (30,940,000)           (31,245,000)
                                                                                        -------------          -------------
        Total stockholders' (deficit) investment                                           (2,769,000)            (3,032,000)
                                                                                        -------------          -------------

        Total liabilities and stockholders' (deficit) investment                        $  31,540,000          $  29,689,000
                                                                                        =============          =============

The accompanying notes are an integral part of these statements.

               Environmental Elements Corporation and Subsidiaries
                      Consolidated Statements of Operations
                For the Three Months Ended June 30, 2001 and 2000
                                   (Unaudited)


                                                                                Three Months Ended
                                                                                     June 30,
---------------------------------------------------------------------------------------------------------
                                                                             2001                2000
---------------------------------------------------------------------------------------------------------
Sales                                                                    $ 16,887,000        $ 16,459,000
Cost of sales                                                              15,135,000          15,300,000
                                                                         --------------------------------
        Gross Profit                                                        1,752,000           1,159,000
                                                                         --------------------------------

Selling, general and administrative expenses                                1,185,000           1,333,000
                                                                         --------------------------------
        Operating  Income (Loss)                                              567,000            (174,000)

Interest and other expense, net                                              (262,000)           (294,000)
                                                                         --------------------------------
        Income (Loss) before Income Taxes                                     305,000            (468,000)

Provision for income taxes                                                          -                   -
                                                                         --------------------------------
        Net Income (Loss)                                                $    305,000        $   (468,000)
                                                                         --------------------------------

Net Income (Loss) per Share:
    Basic                                                                $       0.04        $      (0.07)
                                                                         ================================
    Diluted                                                              $       0.04        $      (0.07)
                                                                         ================================

Weighted average common shares outstanding:
    Basic                                                                   7,176,329           7,118,595
    Diluted                                                                 7,274,008           7,118,595

The accompanying notes are an integral part of these statements.

              Environmental Elements Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
               For the Three Months Ended June 30, 2001 and 2000
                                  (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                              2001                       2000
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                                                      $   305,000                $  (468,000)
  Non-cash items:
    Depreciation and amortization                                                            234,000                    225,000
Effect of changes in operating assets and liabilities:
    Accounts and retainages receivable, net                                                 (941,000)                (2,474,000)
    Unbilled contract costs and fees                                                        (913,000)                 2,472,000
    Inventories                                                                               30,000                     13,000
    Prepaid expenses and other current assets                                                278,000                    623,000
    Accounts payable                                                                      (2,160,000)                (1,362,000)
    Billings in excess of contract costs and fees                                          2,814,000                   (411,000)
    Accrued payroll and related expenses                                                     135,000                   (153,000)
    Accrued and other current liabilities                                                   (889,000)                  (515,000)
    Other non-current liabilities                                                             10,000                      7,000
                                                                                         -----------                -----------
     Net cash flows from operating activities                                             (1,097,000)                (2,043,000)
                                                                                         -----------                -----------

Cash flows from investing activities:
  Purchases of property and equipment                                                        (15,000)                    (4,000)
  Effects of changes in other assets                                                        (287,000)                   (15,000)
                                                                                         -----------                -----------
     Net cash flows from investing activities                                               (302,000)                   (19,000)
                                                                                         -----------                -----------

Cash flows from financing activities:
  Net borrowings under line of credit                                                      1,678,000                  3,000,000
  Stock options exercised                                                                     17,000                          -
  Change in cumulative translation adjustment                                                (59,000)                   (80,000)
                                                                                         -----------                -----------
     Net cash flows from financing activities                                              1,636,000                  2,920,000
                                                                                         -----------                -----------

     Net increase in cash and cash equivalents                                               237,000                    858,000

Cash and cash equivalents, beginning of period                                               366,000                    736,000
                                                                                         -----------                -----------
Cash and cash equivalents, end of period                                                 $   603,000                $ 1,594,000
                                                                                         ===========                ===========

The accompanying notes are an integral part of these statements.

              Environmental Elements Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements


1. Financial Information

   The interim consolidated financial statements included herein for Environmental Elements Corporation and Subsidiaries (the Company) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the interim financial data presented herein include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation. Certain reclassifications have been made to prior year balances in order to conform to the current year presentation. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Results for interim periods are not necessarily indicative of results to be expected for the full year.


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

4. Supplemental Cash Flow Information

   Amounts paid in cash for interest during the three months ended June 30, 2001 and 2000 were $190,000 and $213,400, respectively. There were no income taxes paid during either three month period.

5. SEGMENT INFORMATION

   During fiscal year 2001, the Company was restructured and now has three reportable operating segments: the Systems Business Unit, the Services Business Unit, and the AOD Business Unit. The Systems Business Unit provides custom-engineered, original equipment systems to traditionally intensive users of air pollution control (APC) systems. The Services Business Unit provides maintenance, repair, and spare parts products and services to customers with particulate abatement installed APC equipment. The AOD Business Unit is dedicated to finding additional technologies and alliances, and currently includes Ammonia-on-Demand (AOD(TM)) technology and international ventures.

   The segments reported below are the segments of the Company for which separate financial information is available and for which sales and operating income amounts are evaluated by executive management in deciding how to allocate resources and assess performance. The Company does not allocate assets to the individual operating segments and there are no intercompany sales transactions between the three operating segments.

   Information about reported segment sales and operating income (loss) for the three months ended June 30, 2001 and 2000 is as follows:

                                              2001                                        2000
                            -----------------------------------------------------------------------------------
                                                       Operating                                   Operating
     Business Unit                Sales                  Income               Sales              Income (Loss)
     ----------------------------------------------------------------------------------------------------------
     Systems                   $ 8,523,000              $ 73,000           $11,633,000             $(314,000)
     Services                    5,273,000               438,000             4,416,000               324,000
     AOD                         3,091,000                56,000               410,000              (184,000)
                            -----------------------------------------------------------------------------------
     Total                     $16,887,000              $567,000           $16,459,000             $(174,000)
                            ===================================================================================

   The Company attributes revenues to individual geographic areas based upon the country where services are provided or products are delivered. Sales by geographic area for the three months ended June 30, 2001 and 2000 are as follows:

     Geographic Area                    2001                         2000
     -----------------------------------------------------------------------
     United States                  $12,410,000                  $ 9,805,000
     Canada                             891,000                    2,617,000
     Other International              3,586,000                    4,037,000
                                 -------------------------------------------
     Total                          $16,887,000                  $16,459,000
                                 ===========================================


6. COMPREHENSIVE INCOME (LOSS)

   Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's comprehensive income
   (loss) for the three months ended June 30, 2001 and 2000 is as follows:

                                                       2001             2000
                                                   ---------------------------
     Net Income (Loss) as Reported                   $305,000        $(468,000)
     Effect of Foreign Currency Translation Loss      (59,000)         (80,000)
                                                   ---------------------------
     Comprehensive Net Income (Loss)                 $246,000        $(548,000)
                                                   ===========================

   Item 2        Management's Discussion and Analysis

   The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report and the audited Financial Statements and Management's Discussion and Analysis contained in the Company's Form 10-K for the fiscal year ended March 31, 2001.

   Results of Operations

   The following table sets forth the percentage relationships to sales of selected items in the Company's consolidated statements of operations (unaudited) for the three months ended June 30, 2001 and 2000:

                                                           2001         2000
                                                       ----------------------
     Sales                                                 100.0%       100.0%
     Cost of sales                                          89.6         93.0
                                                       ----------------------
     Gross profit                                           10.4          7.0
     Selling, general and administrative expenses            7.0          8.1
                                                       ----------------------
     Operating income (loss)                                 3.4%        (1.1)%
                                                       ======================



   Three Months Ended June 30, 2001 Compared to
   Three Months Ended  June 30, 2000

   Sales increased 2.6% or $428,000 to $16,887,000 from $16,459,000. The
   Services and AOD business units' sales increased 19% and 654%, respectively, while the sales in Systems decreased 27%. This shift in revenues results from the change in the Company's business focus and the diversification of its operations.

   Cost of sales decreased 1.1% or $165,000 to $15,135,000 from $15,300,000. As a percentage of sales, cost of sales decreased to 89.6% in the current period from the prior year's 93.0%. In addition, gross profit increased 51.1% between periods, or $593,000. As a percentage of sales, gross profit increased to 10.4% from 7.0%. These positive variances are primarily attributable to the higher volume of business in the Services and AOD groups where the Company realizes lower cost of sales and the resulting higher gross profit.

   Selling, general and administrative expenses decreased 11.1% or $148,000 to $1,185,000 from $1,333,000, and as a percentage of sales to 7.0% from 8.1%. These decreases were due to the impact of cost reductions related to restructuring efforts implemented during the last fiscal year and the Company's continued expenditure controls.

   For the reasons set forth above, the company earned operating income of $567,000, or 3.4% of sales for the quarter ended June 30, 2001, compared to an operating loss of $174,000, or 1.1% of sales, for the prior year period.

   Interest and other expense, net of interest and other income, decreased 10.9%, or $32,000, to $262,000 from $294,000. The decrease was primarily due to lower interest costs on the Company's revolving credit line.

   The Company earned income before income taxes of $305,000, or 1.8% of sales, in the current year quarter, compared to a loss before income taxes of $468,000, or 2.8% of sales, for the prior year period.

   There was no provision for income taxes in either quarter reported because the effects of the Company's net operating loss carryforwards from prior years substantially eliminated taxes on current year income.

   Liquidity and Capital Resources

   The Company seeks to arrange its contracts so as to minimize its investment in net working capital, but the amount of this investment varies with the payment terms and stage of completion of its contracts. ("Net working capital invested in contracts" consists of accounts and retainages receivable and unbilled contract costs and fees, less accounts payable and less billings in excess of contract costs and fees.) Net working capital invested in contracts was $4.1 million at June 30, 2001 and $2.9 million at March 31, 2001. The Company also requires capital to the extent that its net cash flows from operating activities are negative.

   Cash and cash equivalents increased by $237,000 and borrowings under the Company's line of credit increased by $1.7 million during the three months ended June 30, 2001.

   The Company's principal source of capital is its bank credit facility that has been extended to April 1, 2002. That facility provides for secured borrowings of up to $15,000,000 based upon the Company's borrowing base, consisting of unbilled contract costs and fees and certain accounts receivable reduced by outstanding letters of credit. Under the provisions of the credit facility, the Company must comply with certain financial and other covenants. The primary financial covenant requires that the Company not incur a cumulative net loss of $500,000 for the first six months, or experience a loss for the first nine months, of the current fiscal year. In addition, the covenant further requires the Company to earn a pre-tax profit of at least $250,000 for the fiscal year ending March 31, 2002. Currently, the Company is in compliance with all of its covenants and expects to remain in compliance for the remainder of the fiscal year.

   At June 30, 2001, the amount outstanding under the bank credit facility was $9.1 million. The Company's business plan projects that its cash requirements are within the projected availability based upon its projected borrowing base. To further support its financial position, the Company is actively and aggressively pursuing a plan to bring in additional capital through a monetization of a long-term lease that it holds on its headquarters building. The Company expects to close on a transaction that could result in an additional cash infusion of between $4,000,000 and $7,000,000 late in the second quarter or early in the third quarter of the current fiscal year.

   The Company's backlog of unfilled orders at June 30, 2001 increased 89% to $31.7 million from $16.7 million at June 30, 2000. New orders received during the three months ended June 30, 2001 increased 290% from the same period last year, to $11.3 million from $2.9 million.

                          Part II.  Other Information



   Item 6. Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed for the quarter ended June 30, 2001.








                                  Signatures


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   ENVIRONMENTAL ELEMENTS CORPORATION
     (Registrant)


   /s/ Lawrence Rychlak
   --------------------
   Lawrence Rychlak
   Senior Vice President and Chief Financial Officer


   Date:  August 2, 2001