Form 10-Q
period 2001-09-30
ENVIRONMENTAL ELEMENTS CORP
filed 2001-11-13
CIK 863893

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM  10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

                        For the quarterly period ended
                              September 30, 2001

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

7,211,642 shares of common stock, $.01 par value per share, as of November 9, 2001.

                      Environmental Elements Corporation

                                   Form 10-Q

                        For the Quarterly Period Ended

                              September 30, 2001

Part I:  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets as of
           September 30, 2001 and March 31, 2001......................................    3

         Consolidated Statements of Operations for the Three Months and
           the Six Months Ended September 30, 2001 and 2000...........................    4

         Consolidated Statements of Cash Flows for
           the Six Months Ended September 30, 2001 and 2000...........................    5

         Notes to Consolidated Financial Statements...................................    6 - 8

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations..............................    9 - 11

Part II: Other Information

Item 4.  Submission of Matters to a Vote of Security Holders..........................    12

Item 6.  Exhibits and Reports on Form 8-K.............................................    12

Signatures............................................................................    12

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

              Environmental Elements Corporation and Subsidiaries
                          Consolidated Balance Sheets
                  As of September 30, 2001 and March 31, 2001

                                                                            September 30,     March 31,
    ----------------------------------------------------------------------------------------------------
                                                                                2001             2001
    ----------------------------------------------------------------------------------------------------
                                                                             (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                               $    604,000    $    366,000
    Accounts and retainage receivable, net of allowance for doubtful
        accounts of $1,095,000 and $1,159,000, respectively                   15,301,000       8,013,000
    Unbilled contract costs and fees                                           8,498,000      13,658,000
    Inventories                                                                1,126,000       1,076,000
    Prepaid expenses and other current assets                                  1,167,000       1,077,000
                                                                            ------------    ------------
        Total current assets                                                  26,696,000      24,190,000
                                                                            ------------    ------------

Property and equipment:
    Capital lease, building and improvements                                   7,303,000       7,303,000
    Machinery, equipment, furniture and fixtures                               3,070,000       2,978,000
                                                                            ------------    ------------
                                                                              10,373,000      10,281,000
    Less - Accumulated depreciation and amortization                           6,061,000       5,786,000
                                                                            ------------    ------------
        Property and equipment, net                                            4,312,000       4,495,000
Other assets, net                                                              1,106,000       1,004,000
                                                                            ------------    ------------
        Total assets                                                        $ 32,114,000    $ 29,689,000
                                                                            ============    ============

LIABILITIES AND STOCKHOLDERS' (DEFICIT) INVESTMENT
Current liabilities:
    Accounts payable                                                        $ 17,740,000    $ 17,522,000
    Billings in excess of contract costs and fees                              2,752,000       1,203,000
    Accrued payroll and related expenses                                         871,000         638,000
    Accrued and other current liabilities                                      2,750,000       3,708,000
                                                                            ------------    ------------
        Total current liabilities                                             24,113,000      23,071,000
Long-term capital lease obligation                                             1,549,000       1,552,000
Long-term line of credit                                                       8,134,000       7,434,000
Other non-current liabilities                                                    685,000         664,000
                                                                            ------------    ------------
        Total liabilities                                                     34,481,000      32,721,000
                                                                            ------------    ------------
Commitments and contingencies
Stockholders' (deficit) investment:
    Common stock, par value $.01 per share; 20,000,000 shares authorized;
           7,210,642 and 7,171,142 shares issued
           and outstanding, respectively                                          72,000          72,000
    Paid-in capital                                                           28,472,000      28,392,000
    Cumulative translation adjustment                                           (312,000)       (251,000)
    Retained deficit                                                         (30,599,000)    (31,245,000)
                                                                            ------------    ------------
        Total stockholders' (deficit) investment                              (2,367,000)     (3,032,000)
                                                                            ------------    ------------

        Total liabilities and stockholders' (deficit) investment            $ 32,114,000    $ 29,689,000
                                                                            ============    ============

The accompanying notes are an integral part of these balance sheets.

              Environmental Elements Corporation and Subsidiaries
                     Consolidated Statements of Operations
               For the Periods Ended September 30, 2001 and 2000
                                  (Unaudited)

                                                     Three Months Ended              Six Months Ended
                                                        September 30,                  September 30,
------------------------------------------------------------------------------------------------------------
                                                    2001           2000             2001           2000
------------------------------------------------------------------------------------------------------------
Sales                                          $ 18,655,000    $ 12,218,000    $ 35,542,000    $ 28,677,000
Cost of sales                                    16,631,000      16,461,000      31,766,000      31,760,000
                                               ----------------------------    ----------------------------
        Gross Profit (Loss)                       2,024,000      (4,243,000)      3,776,000      (3,083,000)
                                               ----------------------------    ----------------------------

Selling, general and administrative expenses      1,441,000       1,372,000       2,626,000       2,706,000
                                               ----------------------------    ----------------------------
        Operating Income (Loss)                     583,000      (5,615,000)      1,150,000      (5,789,000)


Interest and other expense, net                    (242,000)       (355,000)       (504,000)       (649,000)
                                               ----------------------------    ----------------------------
        Income (Loss) before Income Taxes           341,000      (5,970,000)        646,000      (6,438,000)

Provision for income taxes                               --              --              --              --
                                               ----------------------------    ----------------------------
        Net Income (Loss)                      $    341,000    $ (5,970,000)   $    646,000    $ (6,438,000)
                                               ============    ============    ============    ============

Earnings (loss) per share:
    Basic                                      $       0.05    $      (0.84)   $       0.09    $      (0.90)
                                               ============    ============    ============    ============
    Diluted                                    $       0.05    $      (0.84)   $       0.09    $      (0.90)
                                               ============    ============    ============    ============

Weighted average common shares outstanding:
    Basic                                         7,202,245       7,118,595       7,189,358       7,118,595
    Diluted                                       7,306,682       7,118,595       7,284,557       7,118,595

The accompanying notes are an integral part of these statements.

              Environmental Elements Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
             For the Six Months Ended September 30, 2001 and 2000
                                  (Unaudited)

----------------------------------------------------------------------------------------------
                                                                     2001             2000
----------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income (loss)                                            $   646,000       $(6,438,000)
    Non-cash items:
        Depreciation and amortization                                460,000           457,000
    Effect of changes in operating assets and liabilities:
        Accounts and retainage receivable, net                    (7,288,000)        2,024,000
        Unbilled contract costs and fees                           5,160,000         2,089,000
        Inventories                                                  (50,000)           (4,000)
        Prepaid expenses and other current assets                    (90,000)          318,000
        Accounts payable                                             218,000        (1,553,000)
        Billings in excess of contract costs and fees              1,549,000          (193,000)
        Accrued payroll and related expenses                         233,000          (433,000)
        Accrued and other current liabilities                       (958,000)        1,193,000
        Other non-current liabilities                                 21,000            13,000
                                                                 -----------       -----------
          Net Cash Flows from Operating Activities                   (99,000)       (2,527,000)
                                                                 -----------       -----------

Cash flows from investing activities:
    Purchases of property and equipment                              (92,000)           (8,000)
    Effects of changes in other assets                              (287,000)         (337,000)
                                                                 -----------       -----------
          Net Cash Flows from Investing Activities                  (379,000)         (345,000)
                                                                 -----------       -----------

Cash flows from financing activities:
    Net borrowings under line of credit                              700,000         3,000,000
    Reduction of long-term capital lease obligation                   (3,000)           (4,000)
    Change in cumulative translation adjustment                      (61,000)          (69,000)
    Stock options exercised                                           80,000                --
                                                                 -----------       -----------
          Net Cash Flows from Financing Activities                   716,000         2,927,000
                                                                 -----------       -----------

          Net Increase in Cash and Cash Equivalents                  238,000            55,000

Cash and Cash Equivalents, beginning of period                       366,000           736,000
                                                                 -----------       -----------
Cash and Cash Equivalents, end of period                         $   604,000       $   791,000
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

4.  Supplemental Cash Flow Information

    Amounts paid in cash for interest during the six months ended September 30, 2001 and 2000 were $449,000 and $470,000, respectively. There were no income taxes paid during the six month period ended September 30, 2001 while $4,300 was paid in the six months ended September 30, 2000.

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

 Information about reported segment sales and operating income (loss) for the three months and six months ended September 30, 2001 and 2000 is as follows:

                                                   3 months ended 9/30/01                       3 months ended 9/30/00
                                  -------------------------------------------------------------------------------------------
   Business Unit                               Sales              Operating Income           Sales           Operating Income
                                                                      (Loss)                                      (Loss)
   --------------------------------------------------------------------------------------------------------------------------
   Systems                                   $11,010,000             $ (27,000)           $ 7,942,000           $(4,729,000)
   Services                                    6,564,000               948,000              4,033,000              (219,000)
   AOD                                         1,081,000              (338,000)               243,000              (667,000)
                                  -------------------------------------------------------------------------------------------
   Total                                     $18,655,000             $ 583,000            $12,218,000           $(5,615,000)
                                  ===========================================================================================

                                                   6 months ended 9/30/01                       6 months ended 9/30/00
                                  -------------------------------------------------------------------------------------------
   Business Unit                               Sales              Operating Income           Sales           Operating Income
                                                                      (Loss)                                      (Loss)
   --------------------------------------------------------------------------------------------------------------------------
   Systems                                   $19,533,000            $   47,000            $19,575,000           $(5,043,000)
   Services                                   11,837,000             1,385,000              8,449,000               106,000
   AOD                                         4,172,000              (282,000)               653,000              (852,000)
                                  -------------------------------------------------------------------------------------------
   Total                                     $35,542,000            $1,150,000            $28,677,000           $(5,789,000)
                                  ===========================================================================================

 The Company attributes revenues to individual geographic areas based upon the country where services are provided or products are delivered. Sales by geographic area for the three months and six months ended September 30, 2001 and 2000 are as follows:

                                                                                      Three months ended September 30,

  Geographic Area                                                                    2001                        2000
  --------------------------------------------------------------------------------------------------------------------
  United States                                                                $14,079,000                 $ 7,556,000
  Canada                                                                           131,000                   1,886,000
  Other International                                                            4,445,000                   2,776,000
                                                          ------------------------------------------------------------
  Total                                                                        $18,655,000                 $12,218,000
                                                          ============================================================

                                                                                        Six months ended September 30,

   Geographic Area                                                                   2001                         2000
  --------------------------------------------------------------------------------------------------------------------
  United States                                                               $26,489,000                  $17,361,000
  Canada                                                                        1,022,000                    4,503,000
  Other International                                                           8,031,000                    6,813,000
                                                             ---------------------------------------------------------
  Total                                                                       $35,542,000                  $28,677,000
                                                             ==========================================================

6. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's comprehensive income (loss) for the six months ended September 30, 2001 and 2000 is as follows:

                                                     2001               2000
                                                   -----------------------------
   Net Income (Loss) as Reported                   $646,000         $(6,438,000)
   Effect of Foreign Currency Translation Loss      (61,000)            (69,000)
                                                   -----------------------------
   Comprehensive Net Income (Loss)                 $585,000         $(6,507,000)
                                                   =============================

 Item 2    Management's Discussion and Analysis

 The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report and the audited Financial Statements and Management's Discussion and Analysis contained in the Company's Form 10-K for the fiscal year ended March 31, 2001.

 Results of Operations

 The following table sets forth the percentage relationships to sales of selected items in the Company's consolidated statements of operations (unaudited) for the three and six months ended September 30, 2001 and 2000:

                                                         Three months ended                       Six months ended
                                                            September 30,                            September 30,
                                                        2001               2000                 2001              2000
                                                   --------------------------------------------------------------------
Sales                                                  100.0%             100.0%               100.0%            100.0%
Cost of sales                                           89.2              134.7                 89.4             110.8
                                                   --------------------------------------------------------------------
Gross profit (loss)                                     10.8              (34.7)                10.6             (10.8)
Selling, general and administrative expenses             7.7               11.2                  7.4               9.4
                                                   --------------------------------------------------------------------
Operating income (loss)                                  3.1%             (45.9)%                3.2%            (20.2)%
                                                   ====================================================================

 Three months Ended September 30, 2001 Compared to
 Three months Ended September 30, 2000

 Sales for the three months ended September 30, 2001 increased 52.7% over the same period last year from $12,218,000 to $18,655,000 with all of the Company's business units experiencing significant growth in second quarter revenues. Sales in the Systems business unit increased 38.6% over those of the same period last year, Services 62.8% and AOD increased 344.9%. The Company continues to be successful in its efforts to diversify its revenue mix evidenced by the fact that revenues from the Systems business unit comprised 59% of total Company Sales for the three months ended September 30, 2001 compared with 65% for the same period in the prior year.

 As a percentage of sales, cost of sales decreased to 89.2% in the current
 period from the prior year's 134.7%.   As a result, the Company's gross profit
 percentage increased to 10.8% from a negative 34.7% in the prior period. The reduced cost of sales percentage and the corresponding increase in gross profit is attributed to the Company's more focused management of its work in progress and the revenue growth in the higher margin Services business unit.

 Selling, general and administrative expenses decreased as a percentage of sales to 7.7% from 11.2% as a result of restructuring efforts implemented during the last fiscal year and the Company's continued expenditure controls.

 For the reasons set forth above, the Company earned operating income of $583,000 for the three months ended September 30, 2001, compared to a loss of $5,615,000 for the prior year.

 Interest and other expense, net of interest and other income, decreased 31.8%, or $113,000, to $242,000 from $355,000. The decrease was due to reduced borrowings as well as lower interest costs on the Company's revolving credit line.

 The Company earned income before income taxes of $341,000 in the current period, compared to a loss of $5,970,000 for the prior period.

 There was no provision for income taxes in either quarter reported because the effects of the Company's net operating loss carryforwards from prior years substantially eliminated taxes on current year income.

 Six months Ended September 30, 2001 Compared to
 Six months Ended September 30, 2000

 Sales for the six months ended September 30, 2001 were $35,542,000, a 23.9%
 increase over the same period last year.   The Services and AOD business units
 accounted for the sales growth with increases of 40% and 539%, respectively, while sales in the Systems business unit were virtually flat between periods. The high growth rates in the Services and AOD business units result from the change in the Company's business focus and the continued diversification of its operations.

 As a percentage of sales, cost of sales decreased to 89.4% in the current
 period from the prior year's 110.8%.   As a result, the Company's gross profit
 percentage increased to 10.6% from a negative 10.8% in the prior period. The reduced cost of sales and the corresponding increase in gross profit is attributed to the Company's more focused management of its work in progress and the revenue growth in the higher margin Services business unit.

 Selling, general and administrative expenses decreased as a percentage of sales
 to 7.4% from 9.4%.   These decreases were due to the impact of cost reductions
 related to restructuring efforts implemented during the last fiscal year and the Company's continued expenditure controls.

 For the reasons set forth above, the Company earned operating income of $1,150,000 for the six months ended September 30, 2001, compared to an operating loss of $5,789,000 for the prior period.

 Interest and other expense, net of interest and other income, decreased 22.3%, or $145,000, to $504,000. The decrease was due to reduced borrowings as well as lower interest costs on the Company's revolving credit line.

 The Company earned income before income taxes of $646,000 in the current period, compared to a loss of $6,438,000 for the prior period.

 There was no provision for income taxes in either period reported because the effects of the Company's net operating loss carryforwards from prior years substantially eliminated taxes on current year income.

 Liquidity and Capital Resources

 The Company seeks to arrange its contracts so as to minimize its investment in net working capital, but the amount of this investment varies with the payment terms and stage of completion of its contracts. ("Net working capital invested in contracts" consists of accounts and retainage receivable and unbilled contract costs and fees, less accounts payable and less billings in excess of contract costs and fees.) Net working capital invested in contracts was $3.3 million at September 30, 2001 and $2.9 million at March 31, 2001. The Company also requires capital to the extent that its net cash flows from operating activities are negative.

 Cash and cash equivalents increased by $238,000 and borrowings under the Company's line of credit increased by $700,000 during the six months ended September 30, 2001.

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

 At September 30, 2001, the amount outstanding under the bank credit facility was $8.1 million. The Company's business plan projects that its cash requirements are within the availability based upon its projected borrowing base.

 The Company's backlog of unfilled orders at September 30, 2001 increased 85% to $46.8 million from $25.3 million at September 30, 2000. New orders received during the six months ended September 30, 2001 increased 90% from the same period last year, to $45.1 million from $23.7 million.

                          Part II.  Other Information

 Item 4.    Submission of Matters to a Vote of Security Holders

 The following matters were submitted to a vote of securities holders at the Annual Meeting of Stockholders held on August 3, 2001:

       (a) The stockholders ratified the selection of Arthur Andersen LLP to serve as independent public accountants of the Company for the fiscal year ending March 31, 2002. The matter was approved by a vote of 6,031,061 for, 29,206 against, and 4,025 abstaining. 1,115,850 shares were not voted.

       (b) The stockholders elected Richard E. Hug (6,026,542 for, 12,736 against, 751 abstaining, and 22,449 withheld), and Joseph J. Duffy (6,004,401 for, 24,619 against, 2,923 abstaining, and 32,349 withheld) as Class I directors for a three-year term expiring at the 2004 Annual Meeting or until their successors are duly elected and qualified. 1,117,664 and 1,115,850 shares were not voted for Mr. Hug and Mr. Duffy, respectively. The names of all other directors whose terms of office as directors continued after the meeting are as follows: Samuel T. Woodside, John L. Sams, Barry Koh, John C. Nichols, and F. Bradford Smith.

       (c) The stockholders voted to increase the number of authorized shares that may be issued pursuant to the exercise of stock options from 300,000 to 650,000 shares. The matter was approved by a vote of 5,236,625 for, 813,919 against, and 13,748 abstaining. 1,115,850 shares were not voted.

 Item 6.   Exhibits and Reports on Form 8-K

 No reports on Form 8-K were filed for the quarter ended September 30, 2001.

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

 Date: November 12, 2001