Form 10-Q
period 2001-12-31
ENVIRONMENTAL ELEMENTS CORP
filed 2002-02-08
CIK 863893

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                         For the quarterly period ended

                                December 31, 2001

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

              YES       [X]                  NO      [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,236,748 shares of common stock, $.01 par value per share, as of February 6, 2002.

                       ENVIRONMENTAL ELEMENTS CORPORATION

                                    FORM 10-Q

                         FOR THE QUARTERLY PERIOD ENDED

                                DECEMBER 31, 2001

    PART I:  FINANCIAL INFORMATION

    Item 1.    Financial Statements

               Consolidated Balance Sheets as of
                  December 31, 2001 and March 31, 2001 ............................     3

               Consolidated Statements of Operations for the Three Months and
                  Nine Months Ended December 31, 2001 and 2000 ....................     4

               Consolidated Statements of Cash Flows for the
                  Nine Months Ended December 31, 2001 and 2000 ....................     5

               Notes to Consolidated Financial Statements .........................     6 - 8

    Item 2.    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ...................     9 - 11


    PART II:  OTHER INFORMATION

    Item 6.    Exhibits and Reports on Form 8-K ...................................    12

    Signatures ....................................................................    12

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

               Environmental Elements Corporation and Subsidiaries
                           Consolidated Balance Sheets
                   As of December 31, 2001 and March 31, 2001

                                                                                    December 31,           March 31,
----------------------------------------------------------------------------------------------------------------------
                                                                                        2001                  2001
----------------------------------------------------------------------------------------------------------------------
                                                                                     (Uaudited)
 ASSETS
 Current assets:
     Cash and cash equivalents                                                      $  1,107,000         $     366,000
     Accounts and retainage receivable, net of allowance for doubtful
         accounts of $1,096,000 and $1,159,000, respectively                           9,134,000             8,013,000
     Unbilled contract costs and fees                                                  9,506,000            13,658,000
     Inventories                                                                       1,238,000             1,076,000
     Prepaid expenses and other current assets                                         1,127,000             1,077,000
                                                                                    ------------         -------------
         Total current assets                                                         22,112,000            24,190,000
                                                                                    ------------         -------------

 Property and equipment:
     Capital lease, building and improvements                                          7,303,000             7,303,000
     Machinery, equipment, furniture and fixtures                                      3,089,000             2,978,000
                                                                                    ------------         -------------
                                                                                      10,392,000            10,281,000
     Less - Accumulated depreciation and amortization                                  6,134,000             5,786,000
                                                                                    ------------         -------------
         Property and equipment, net                                                   4,258,000             4,495,000
 Other assets, net                                                                       936,000             1,004,000
                                                                                    ------------         -------------
         Total assets                                                               $ 27,306,000         $  29,689,000
                                                                                    ============         =============

 LIABILITIES AND STOCKHOLDERS' (DEFICIT) INVESTMENT
 Current liabilities:
     Accounts payable                                                               $ 14,577,000         $  17,522,000
     Billings in excess of contract costs and fees                                     1,984,000             1,203,000
     Accrued payroll and related expenses                                              1,004,000               638,000
     Accrued and other current liabilities                                             3,157,000             3,708,000
                                                                                    ------------         -------------
         Total current liabilities                                                    20,722,000            23,071,000
 Long-term capital lease obligation                                                    1,549,000             1,552,000
 Long-term line of credit                                                              6,010,000             7,434,000
 Other non-current liabilities                                                           696,000               664,000
                                                                                    ------------         -------------
         Total liabilities                                                            28,977,000            32,721,000
                                                                                    ------------         -------------
 Commitments and contingencies
 Stockholders' (deficit) investment:
     Common stock, par value $.01 per share; 20,000,000 shares
            authorized; 7,214,642 and 7,171,142 shares issued
            and outstanding                                                               72,000                72,000
     Paid-in capital                                                                  28,478,000            28,392,000
     Cumulative translation adjustment                                                  (325,000)             (251,000)
     Retained deficit                                                                (29,896,000)          (31,245,000)
                                                                                    ------------         -------------
         Total stockholders' (deficit) investment                                     (1,671,000)           (3,032,000)
                                                                                    ------------         -------------

         Total liabilities and stockholders' (deficit) investment                   $ 27,306,000         $  29,689,000
                                                                                    ============         =============

The accompanying notes are an integral part of these statements.

               Environmental Elements Corporation and Subsidiaries
                      Consolidated Statements of Operations
                For the Periods Ended December 31, 2001 and 2000
                                   (Unaudited)

                                                           Three Months Ended              Nine Months Ended
                                                               December 31,                   December 31,
------------------------------------------------------------------------------------------------------------------
                                                         2001             2000            2001            2000
------------------------------------------------------------------------------------------------------------------
Sales                                                $ 20,153,000    $ 14,799,000    $ 55,695,000    $ 43,476,000
Cost of sales                                          17,543,000      13,369,000      49,309,000      45,129,000
                                                     -----------------------------   -----------------------------
    Gross Profit (Loss)                                 2,610,000       1,430,000       6,386,000      (1,653,000)
                                                     -----------------------------   -----------------------------

Selling, general and administrative expenses            1,741,000       1,079,000       4,367,000       3,785,000
                                                     -----------------------------   -----------------------------
    Operating Income (Loss)                               869,000         351,000       2,019,000      (5,438,000)

Interest and other expense, net                          (166,000)       (334,000)       (670,000)       (983,000)
                                                     -----------------------------   -----------------------------
    Income (Loss) before Income Taxes                     703,000          17,000       1,349,000      (6,421,000)

Provision for income taxes                                     --              --              --              --
                                                     -----------------------------   -----------------------------
    Net Income (Loss)                                $    703,000    $     17,000    $  1,349,000    $ (6,421,000)
                                                     -----------------------------   -----------------------------

Earnings per share:
    Basic                                            $       0.10    $         --    $       0.19    $      (0.90)
                                                     -----------------------------   -----------------------------
    Diluted                                          $       0.10    $         --    $       0.18    $      (0.90)
                                                     -----------------------------   -----------------------------

Weighted average common shares outstanding:
    Basic                                               7,212,892       7,118,595       7,197,231       7,118,595
    Diluted                                             7,317,648       7,129,156       7,293,632       7,118,595


The accompanying notes are an integral part of these statements.

               Environmental Elements Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended December 31, 2001 and 2000
                                   (Unaudited)

----------------------------------------------------------------------------------------------------
                                                                           2001               2000
----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income (loss)                                                   $ 1,349,000     $(6,421,000)
    Non-cash items:
        Depreciation and amortization                                       769,000         634,000
    Effect of changes in operating assets and liabilities:
        Accounts and retainages receivable, net                          (1,121,000)         50,000
        Unbilled contract costs and fees                                  4,152,000       4,812,000
        Inventories                                                        (162,000)         25,000
        Prepaid expenses and other current assets                           (50,000)        512,000
        Accounts payable                                                 (2,945,000)       (163,000)
        Billings in excess of contract costs and fees                       781,000         116,000
        Accrued payroll and related expenses                                366,000        (363,000)
        Accrued and other current liabilities                              (551,000)       (206,000)
        Other non-current liabilities                                        32,000          20,000
                                                                        ------------    ------------
          Net Cash Flows from Operating Activities                        2,620,000        (984,000)
                                                                        ------------    ------------

Cash flows from investing activities:
    Purchases of property and equipment                                    (177,000)         (9,000)
    Effects of changes in other assets                                     (287,000)       (337,000)
                                                                        ------------    ------------
          Net Cash Flows from Investing Activities                         (464,000)       (346,000)
                                                                        ------------    ------------

Cash flows from financing activities:
    Net (repayments) borrowings under line of credit                     (1,424,000)      1,000,000
    Reduction of long-term capital lease obligation                          (3,000)         (4,000)
    Change in cumulative translation adjustment                             (74,000)        (50,000)
    Stock options exercised                                                  86,000              --
                                                                        ------------    ------------
          Net Cash Flows from Financing Activities                       (1,415,000)        946,000
                                                                        ------------    ------------

          Net Increase (Decrease) in Cash and Cash Equivalents              741,000        (384,000)

Cash and Cash Equivalents, beginning of period                              366,000         736,000
                                                                        ------------    ------------
Cash and Cash Equivalents, end of period                                $ 1,107,000     $   352,000
                                                                        ------------    ------------


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

2.  PER SHARE DATA

    Basic earnings per common share was computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share was computed in accordance with the treasury stock method. The difference between the basic and diluted earnings per share is the dilutive effect of stock options outstanding.

3.  INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist principally of purchased parts held for use in contracts and as spare parts.

4.  SUPPLEMENTAL CASH FLOW INFORMATION

    Amounts paid in cash for interest during the nine months ended December 31, 2001 and 2000 were $556,000 and $869,000, respectively. Amounts paid for income taxes and franchise fees during the nine months ended December 31, 2001 and 2000 were $3,300 and $4,500, respectively.

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

    Information about reported segment sales and operating income (loss) for the three months and nine months ended December 31, 2001 and 2000 is as follows:

                                          3 months ended 12/31/01                   3 months ended 12/31/00
                                   ----------------------------------------------------------------------------
                                                           Operating                                Operating
      Business Unit                    Sales             Income (Loss)           Sales            Income (Loss)
      ---------------------------------------------------------------------------------------------------------
      Systems                      $  8,269,000          $  (167,000)        $  7,745,000         $    (43,000)
      Services                        6,659,000              783,000            7,031,000              686,000
      AOD                             5,225,000              253,000               23,000             (292,000)
                                   ----------------------------------------------------------------------------
      Total                        $ 20,153,000          $   869,000         $ 14,799,000         $    351,000
                                   ============================================================================

                                          9 months ended 12/31/01                   9 months ended 12/31/00
                                   ----------------------------------------------------------------------------
                                                           Operating                                Operating
      Business Unit                    Sales             Income (Loss)           Sales            Income (Loss)
      ---------------------------------------------------------------------------------------------------------
      Systems                      $ 27,802,000          $  (120,000)        $ 27,320,000         $ (5,086,000)
      Services                       18,495,000            2,167,000           15,480,000              791,000
      AOD                             9,398,000              (28,000)             676,000           (1,143,000)
                                   ----------------------------------------------------------------------------
      Total                        $ 55,695,000          $ 2,019,000         $ 43,476,000         $ (5,438,000)
                                   ============================================================================

    The Company attributes revenues to individual geographic areas based upon the country where services are provided or products are delivered. Sales by geographic area for the three months and nine months ended December 31, 2001 and 2000 are as follows:

                                                                             Three months ended December 31,

          Geographic Area                                                    2001                      2000
      ---------------------------------------------------------------------------------------------------------
          United States                                                 $ 18,684,000              $ 11,692,000
          United Kingdom                                                   1,251,000                   232,000
          Canada                                                              37,000                   155,000
          Other International                                                181,000                 2,720,000
                                                                        --------------------------------------
          Total                                                         $ 20,153,000              $ 14,799,000
                                                                        ======================================

                                                                            Nine months ended December 31,

          Geographic Area                                                   2001                      2000
      ---------------------------------------------------------------------------------------------------------
          United States                                                 $ 45,173,000             $  29,053,000
          United Kingdom                                                   8,621,000                 2,187,000
          Canada                                                           1,059,000                 4,658,000
          Other International                                                842,000                 7,578,000
                                                                        --------------------------------------
          Total                                                         $ 55,695,000             $  43,476,000
                                                                        ======================================

6.  COMPREHENSIVE INCOME (LOSS)

    Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's comprehensive income
    (loss) for the nine months ended December 31, 2001 and 2000 is as follows:

                                                                2001                   2000
                                                            -----------------------------------
        Net Income (Loss) as Reported                       $ 1,349,000           $ (6,421,000)
        Effect of Foreign Currency Translation Loss             (74,000)               (50,000)
                                                            -----------------------------------
        Comprehensive Net Income (Loss)                     $ 1,275,000           $ (6,471,000)
                                                            ===================================

Item 2         MANAGEMENT'S DISCUSSION AND ANALYSIS

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report and the audited Financial Statements and Management's Discussion and Analysis contained in the Company's Form 10-K for the fiscal year ended March 31, 2001.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationships to sales of selected items in the Company's consolidated statements of operations (unaudited) for the three and nine months ended December 31, 2001 and 2000:

                                                             Three months ended              Nine months ended
                                                                December 31,                    December 31,
                                                            2001            2000            2001           2000
                                                          --------------------------------------------------------
Sales                                                      100.0%          100.0%          100.0%         100.0 %
Cost of sales                                               87.0            90.3            88.5          103.8
                                                          --------------------------------------------------------
Gross profit (loss)                                         13.0             9.7            11.5           (3.8)
Selling, general and administrative expenses                 8.7             7.3             7.9            8.7
                                                          --------------------------------------------------------
Operating income (loss)                                      4.3%            2.4%            3.6%         (12.5)%
                                                          ========================================================


THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO
THREE MONTHS ENDED DECEMBER 31, 2000

Sales for the three months ended December 31, 2001 increased 36.2% over the same period last year from $14,799,000 to $20,153,000. This increase in sales is the result of the growth of the AOD business unit, which was fully operational and working on five projects during the quarter ended December 31, 2001, compared to one project for the prior period. The Company continues to be successful in its efforts to diversify its revenue mix evidenced by the fact that revenues from the Systems business unit comprised 41% of total Company Sales for the three months ended December 31, 2001 compared with 52% for the same period in the prior year.

As a percentage of sales, cost of sales decreased to 87.0% in the current period from the prior year's 90.3%. As a result, the Company's gross profit percentage increased to 13.0% from 9.7% in the prior period. The reduced cost of sales percentage and the corresponding increase in gross profit is attributed to more focused management of its work in progress and the continued diversification of its revenues.

Selling, general and administrative expenses increased as a percentage of sales to 8.7% from 7.3%. This increase is the result of an investment by the Company in its sales and marketing departments, employee relocation costs and some one-time legal expenses that were incurred in the connection with the formalization of agreements with a major alliance partner.

For the reasons set forth above, the Company earned operating income of $869,000 for the three months ended December 31, 2001, compared to $351,000 in the prior year.

Interest and other expense, net of interest and other income, decreased 50.3%, or $168,000, to $166,000 from $334,000. The decrease was due to reduced borrowings resulting from improved cash flow as well as lower interest costs on the Company's revolving credit line.

The Company earned income before income taxes of $703,000 in the current period, compared to $17,000 for the prior period.

There was no provision for income taxes in either quarter reported because the effects of the Company's net operating loss carryforwards from prior years substantially eliminated taxes on current year income.

NINE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO
NINE MONTHS ENDED DECEMBER 31, 2000

Sales for the nine months ended December 31, 2001 were $55,695,000, a 28.1% increase over the same period last year. Each of the business units showed a growth in revenues with the AOD and Services units experiencing the largest increases between periods with percentage increases of 1,290% and 19%, respectively.

As a percentage of sales, cost of sales decreased to 88.5% in the current period from the prior year's 103.8%. As a result, the Company's gross profit percentage increased to 11.5% from a negative 3.8% in the prior period. The reduced cost of sales and the corresponding increase in gross profit is attributed to the Company's more focused management of its work in progress and the revenue growth in the higher margin Services and AOD business units.

Selling, general and administrative expenses decreased as a percentage of sales to 7.9% from 8.7%. These decreases were due to the impact of cost reductions related to restructuring efforts implemented during the last fiscal year and the Company's continued expenditure controls.

For the reasons set forth above, the Company earned operating income of $2,019,000 for the nine months ended December 31, 2001, compared to an operating loss of $5,438,000 for the prior period.

Interest and other expense, net of interest and other income, decreased 31.8%, or $313,000, to $670,000. The decrease was due to reduced borrowings resulting from improved cash flow as well as lower interest costs on the Company's revolving credit line.

The Company earned income before income taxes of $1,349,000 in the current period, compared to a loss of $6,421,000 for the prior period.

There was no provision for income taxes in either period reported because the effects of the Company's net operating loss carryforwards from prior years substantially eliminated taxes on current year income.

Liquidity and Capital Resources

The Company seeks to arrange its contracts so as to minimize its investment in net working capital, but the amount of this investment varies with the payment terms and stage of completion of its contracts. ("Net working capital invested in contracts" consists of accounts and retainage receivable and unbilled contract costs and fees, less accounts payable and less billings in excess of contract costs and fees.) Net working capital invested in contracts was $2.1 million at December 31, 2001 and $2.9 million at March 31, 2001. The Company also requires capital to the extent that its net cash flows from operating activities are negative.

Cash and cash equivalents increased by $741,000 and borrowings under the Company's line of credit decreased by $1,424,000 during the nine months ended December 31, 2001.

The Company's principal source of capital is its bank credit facility. The Company is working with its bank on the renewal of that facility, which it expects to complete in the fourth quarter. The line of credit provides for secured borrowings of up to $15,000,000 based upon the Company's borrowing base, consisting of unbilled contract costs and fees and certain accounts receivable reduced by outstanding letters of credit. Under the provisions of the credit facility, the Company must comply with certain financial and other covenants. The primary financial covenant requires that the Company earn a pre-tax profit of at least $250,000 for the fiscal year ending March 31, 2002. The Company has been in compliance with all of its covenants throughout the year and expects to remain in compliance for the remainder of the fiscal year.

At December 31, 2001, the amount outstanding under the bank credit facility was $6.0 million. The Company's business plan projects that its cash requirements are within the availability based upon its projected borrowing base.

The Company's backlog of unfilled orders at December 31, 2001 increased 80% to $43.9 million from $24.3 million at December 31, 2000. New orders received during the nine months ended December 31, 2001 increased 66% from the same period last year, to $62.3 million from $37.5 million.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed for the quarter ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVIRONMENTAL ELEMENTS CORPORATION
     (Registrant)


 /s/ Lawrence Rychlak
---------------------
Lawrence Rychlak
Senior Vice President and Chief Financial Officer

Date: February 8, 2002