Form 10-K
period 2002-03-31
ENVIRONMENTAL ELEMENTS CORP
filed 2002-06-14
CIK 863893

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of
                  1934 For the Fiscal Year ended March 31, 2002

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K. [_]

The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 3, 2002 was approximately $17.3 million based upon the closing price of $3.10. The number of shares outstanding of the registrant's Common Stock as of June 3, 2002 was 7,242,590.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement relating to registrant's Annual Meeting of Stockholders to be held August 1, 2002 are incorporated by reference in Part III of this Form 10-K, with the exception of portions that are not incorporated by reference by their terms.

                       ENVIRONMENTAL ELEMENTS CORPORATION

                                    FORM 10-K

                                TABLE OF CONTENTS

Item                                                                                          Page
----                                                                                          ----
                                               PART I

1    Business                                                                                    3

2    Properties                                                                                 12

3    Legal Proceedings                                                                          13

4    Submission of Matters to a Vote of Security Holders                                        13

                                              PART II

5    Market for Registrant's Common Equity and Related Stockholder Matters                      13

6    Selected Financial Data                                                                    14

7    Management's Discussion and Analysis of Financial Condition and Results of Operations      15

8    Financial Statements and Supplementary Data                                                19

9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure       38

                                              PART III

10   Directors and Executive Officers of the Registrant                                         38

11   Executive Compensation                                                                     38

12   Security Ownership of Certain Beneficial Owners and Management                             38

13   Certain Relationships and Related Transactions                                             39

                                              PART IV

14   Exhibits, Financial Statement Schedules, and Reports on Form 8-K                           39

     Signatures                                                                                 42

     Exhibit Index                                                                              45

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

          .    Increased competition

          .    Changes in environmental regulations

          . Ability of the Company to protect its intellectual property rights

          .    Unanticipated increases in project costs

                                     PART I

ITEM 1. BUSINESS

General

          Environmental Elements Corporation ("EEC" or "the Company") supplies, services and maintains proprietary air pollution control systems and products which enable customers to operate their facilities in compliance with regulatory standards limiting particulate and gaseous emissions. The Company offers large-scale, custom-engineered systems and standardized, pre-engineered products. The Company's business strategy is to sell and service a broad array of proprietary state-of-the-art technologies to traditionally intensive users of air pollution control systems, including two primary customer groups - electricity producers and pulp and paper producers. In the last two years the Company has focused its efforts on marketing products and on increasing its service and maintenance operations. At the same time, the Company has also been more selective in its custom systems business. In 2002, these efforts produced more consistent operating results throughout the year and a revenue mix that was more balanced among custom systems, standardized products, and service and maintenance.

          To reflect its new focus, during fiscal 2001, the Company reorganized itself into three reportable operating segments; the Systems Business Unit, the Services Business Unit and the AOD

Business Unit, now called the Engineered Products Business Unit. The Systems Business Unit contains the Company's systems business; the Services Business Unit contains the Company service and maintenance (including spare parts) business; and the Engineered Products Business Unit contains the Company's product business, which currently consists primarily of its Ammonia-on-Demand (AOD(R)) products. AOD is a trademark licensed exclusively to the Company from Hera LLC and Siirtec Nigi, S.p.A.

          The Company and its predecessor have been engaged in the air pollution control business since 1946.

Services Business

          Air pollution control systems operate under extreme conditions; therefore, maintenance and service of these systems is an ongoing requirement. The Company provides complete and partial rehabilitation and rebuilding of air pollution control systems, often involving design and installation work, and also provides ongoing maintenance services and spare parts on routine or emergency response basis. These services may include the provision of rebuild project materials, construction services, and field engineering services including inspection, testing, rebuild supervision, and equipment performance evaluation services. The Company provides maintenance and repair products and services from its headquarters and from regional maintenance centers located near its customers. The Company believes that the services business represents a significant long-term opportunity. Accordingly, over the last few years, the Company established seven regional maintenance centers that are located in Wisconsin, Florida, Virginia, Texas, Pennsylvania, Canada and the United Kingdom. These centers are helping to leverage the Company's local presence into a variety of new business relationships with clients that depend on in-market expertise and rapid response.

Engineered Products Business

          In its Engineered Products business, the Company seeks to identify, and acquire marketing rights for, standardized, pre-engineered technologies applicable to its existing customer base as well as an expanded market. The Company offers AOD systems, a patented technology that facilitates the control of nitrogen oxide (NOx) emissions in coal-fired and natural gas-fired power generation. The AOD system enables the immediate conversion of non-toxic urea, which is a chemical commonly used in fertilizer, into ammonia, a necessary component to facilitate NOx emissions control. The system eliminates significant storage safety problems and much of the attendant expense associated with the storage of ammonia. The Company has completed two such projects and seven more AOD systems are in process at March 31, 2002. This AOD technology is licensed from Hera, LLC and Siirtec Nigi, S.p.A.

Systems Business

          In its Systems Business the Company enters into contracts for original equipment systems and major rehabilitation and rebuild projects. Customers may purchase a combination of the Company's systems as an integrated pollution control solution, but, more typically, they purchase individual systems from the Company to operate in conjunction with systems or products supplied by others. In this business, the Company's responsibilities include the design, fabrication, start-up, testing and (in certain instances) field construction of its systems. The Company is responsible for its systems' meeting performance standards for the removal of specified amounts of gaseous or particulate matter from combustion exhaust gases.

          The Company performs design and process engineering for its systems. This involves determining the size, geometry, mechanical, electrical and structural characteristics needed to meet the performance standards, creating the detail design and developing specifications for all structural, electrical, mechanical, piping and chemical components. The Company generally does not manufacture or fabricate its systems although it fabricates precipitator components at its production facility in China for use in its systems in other markets. The Company purchases from outside vendors most of the various components in its systems, including standard inventory items and items made to the Company's specifications. The Company manages all of the technical and commercial aspects of the performance of its contracts, including the start-up of its systems. The Company generally hires and supervises subcontractors for field construction but more recently in some instances has used its own employees in field construction activities.

          The Company supplies electrostatic precipitators primarily to power generation and pulp and paper customers. An electrostatic precipitator removes particulate matter from combustion exhaust streams. The particulate in the gases becomes electrically charged as it passes positively charged high-voltage electrodes and is then attracted to oppositely charged collecting plates. The collected material is periodically removed from the plates by rapping or vibration. The Company's precipitators include computerized power control systems that allow the precipitators to respond automatically to changing operating conditions. The Company's installed base of electrostatic precipitators is one of the largest in North America.

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

          In general, the Company's systems contracts have terms ranging from 12 to 36 months and require the Company to meet specified performance milestones. Many of these contracts are on a fixed-price basis, under which the Company bears the risk of cost overruns. From time to time, the Company experiences losses in connection with these contracts.

Alliance Agreements

          A key component of the Company's marketing strategy has been the development of closer relationships with certain important customers and with suppliers of complementary pollution control equipment. To that end, the Company has entered into alliance agreements with several major customers which name the Company as the exclusive provider or the preferred provider of certain products and services to that customer. The Company has also entered into alliance agreements with other industry suppliers which provide for cooperative marketing arrangements.

       In early fiscal 2001, the Company and Peerless Mfg. Co. (PMFG) announced a new cooperative marketing alliance. PMFG is a provider of Selective Catalytic Reduction (SCR) and ammonia delivery systems with over 140 installations. The principal purpose of the alliance was to jointly market SCR, AOD, and other more traditional ammonia storage and delivery systems. In May 2002, the Company reevaluated the terms of this alliance in light of its continued efforts to expand the scope of its operations and product offerings and upon mutual agreement of EEC and PFMG, the alliance was terminated.

       During fiscal 2002, the Company signed an agreement with American Electric Power Co. Inc. (AEP) that establishes the Company as the exclusive supplier of urea-to-ammonia systems for those of AEP's generating facilities where AEP decides to proceed with installations of the urea-to-ammonia technology. AEP employed the AOD technology as part of a program designed to achieve federally mandated reductions in NOx emissions at AEP's Gen. James M. Gavin power plant at Cheshire, Ohio. This plant consists of two 1300-megawatt coal-fired generating units. The Company is working on seven additional plants for AEP under the terms of this agreement and another four such projects are anticipated in the next two years.

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

       Given the existence of stringent domestic air emissions standards, domestic demand for the Company's systems and technologies generally arises from the following principal sources: the need for replacement, rehabilitation and rebuilding of air pollution control systems on aging electric utilities and on pulp and paper manufacturing facilities; construction of new electricity-generating facilities, particularly those operated under cogeneration and "private power" arrangements; and continued expansion of pulp and paper manufacturing capacity. Demand from any one of these sources may vary significantly from year to year depending on economic, regulatory and other factors including industry cycles.

       Emerging international demand for the Company's products is driven primarily by a combination of electric generation and other infrastructure improvement and the passage or enforcement of existing regulations limiting gaseous and particulate emissions in developing countries.

Markets Served

       The Company has historically followed a strategy of limiting its business to systems, products and technologies for air pollution control and focusing within that business on selected markets in which the Company believes it can build upon its reputation for expertise and reliability. The Company's current targeted markets are electric utilities and private power generators, pulp and paper producers and certain other process industries throughout the United States, Canada, United Kingdom and selected areas of central Europe, Asia and the Pacific Rim.

       Currently, the Company offers a select line of systems and technologies to meet the various needs of electric utilities and other electric power generators for control of air emissions at new and existing facilities. The Company's principal product sold to the electric-generating market is its Rigitrode(R) electrostatic precipitator. The Company is bidding, and will continue to bid, a number of large contract opportunities in the utility market.

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

       In addition to serving the principal markets described above, the Company sells its systems to customers in the generation of energy from waste, the petroleum refining and certain materials processing industries, including mining, metals conversion, cement production and steel manufacturing. The Company's sales in these markets consist primarily of scrubbers, fabric filters and electrostatic precipitators. The Company believes that it is competitive in these other markets.

       The Company markets its maintenance and repair services to both existing and new customers in the utility industry, the pulp and paper companies and to other industrial companies. These services include ongoing scheduled maintenance operations as well as repairs, retrofits and rebuilds to existing air pollution control systems. In addition, the Company sells spare parts to a wide range of customers in these industries.

       In addition, the Company's AOD technology is being aggressively marketed to the power generation industry as a reliable, safer alternative than other ammonia delivery systems. The AOD technology is a component of a program to achieve mandated reductions in NOx discharge. This technology is primarily being marketed to the utility companies, but the Company is evaluating its capability to serve other industries affected by air pollution regulations.

Bookings and Backlog Information

       The information required by this item is contained under the caption "Bookings and Backlog" in Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations.

Research and Development

       The Company has an ongoing program for development and commercialization of new air pollution control technologies and for enhancement of existing technologies. During fiscal 2001, the Company refocused its spending on research and concentrated on development programs focused on the improvement of existing technologies and the identification of commercial technologies that could be readily added to its product line. An example of the former would be work on the Company's tubular, wet electrostatic precipitator and its application to the cleanup of wet flue gas desulfurization acid mist. An example of the latter would be the ongoing development of the AOD technology. The Company spent approximately $450,000 on product development in fiscal 2002 compared with $277,000 and $346,000 during fiscal 2001 and 2000, respectively. Among other important activities, the Company has developed an advanced technology for the control of sub-micron sized particulate (the Fine Particulate Agglomerator, or FPA(TM)) and has acquired both domestic and international patent protection. The FPA is particularly suited to utility and industrial boilers as these plants are subject to increasingly stringent fine particulate emission regulations. The FPA technology has undergone full-scale commercialization and is being marketed throughout the world. The Company continues to invest in the development of this technology and in its characterization so it can be applied in a cost-effective manner to the widest possible range of customers.

Patents

       The Company is the exclusive licensee in the United States of certain patented technology for a urea conversion process known as "Ammonia-on-Demand" or AOD(R). With the approval of its licensor, EEC has granted an end-user sublicense for the process to American Electric Power. On October 26, 2001, American Electric Power filed a declaratory judgment action in the Central District of Ohio against EC&C Technologies, Inc. and its licensee, Hamon Research-Cotrell, seeking a ruling that the AOD process does not infringe on EC&C Technologies' urea to ammonia patented technology. Shortly thereafter, the Company joined in the lawsuit as a party plaintiff. Both EC&C Technologies and Hamon Research-Cotrell have filed motions to dismiss on the basis of lack of personal jurisdiction.

       The Company owns or has the rights to a number of other patents, patent applications, and other proprietary technologies that are important to various aspects of its business. While many individual patents are not considered material to the conduct of the Company's business as a whole, the Company views its newly acquired patent protection with respect to its Fine Particulate Agglomerator(TM) technology as potentially providing the Company with a significant advantage in the marketing of its precipitators. It also views the patent protection for its AOD technology as potentially providing the Company with a significant advantage in the marketing of systems for the control of NOx emissions. Generally, however, the Company believes that its ability to compete in the air pollution control industry depends primarily on its engineering and technological expertise, rather than on patent protection.

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

       Although the Company seeks to obtain repeat business from its customers, it does not depend on any single customer to maintain its level of activity from year to year. Three customers accounted for more than 57 % of the Company's sales in 2002; two customers accounted for more than 31 % of the Company's sales in 2001; and one customer accounted for more than 10% of the Company's sales in fiscal 2000. The Company's relationship with American Electric Power through its alliance agreement resulted in all of the fiscal 2002 revenues in the AOD business unit. At fiscal year end 2002, approximately 68% of the Company's accounts and retainages receivable were due from companies within the power industry and approximately 25% were due from companies within the pulp and paper industry.

       The Company's overseas foreign sales are generated through royalties from international licensees and direct sales efforts and were 13% of total sales in fiscal 2002, 21% of sales in fiscal 2001, and less than 17% of sales in fiscal year 2000. In order to take advantage of certain overseas market opportunities, the Company has established licensing agreements with companies in the People's Republic of China, India, South Korea, and Brazil under which the Company is entitled to royalties based upon sales in the licensed territory. These agreements do not currently represent a material source of income. In addition to the licenses, the Company was a part owner of a joint venture in China that manufactures certain precipitator components for use by the Company and its licensee. In April 2002, the Company terminated its participation in the joint venture and created a wholly owned foreign enterprise in order to gain full control over its Chinese operations. With its Indian licensee, the Company trained certain of the licensee's engineers to perform engineering activities for global applications, including both international projects and projects delivered in North America.

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

       Many contracts for the Company's systems and technologies are obtained through competitive bidding. Customers typically purchase these systems and technologies after a thorough evaluation of price, technical content, service, experience, and quality. Although price is an important factor and may in some cases be the governing factor, it is not always determinative, and contracts are often awarded on the basis of life cycle costs and/or product reliability.

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

              In 1990, amendments to the Clean Air Act were adopted which address, among other things, the country's acid rain problem by imposing strict controls on the emissions of sulfur oxides caused by the combustion of coal and other solid fuels. The power generation market is the first to face the compliance standards set by the amendments. Under the legislation, coal-burning power plants are required to comply with new emissions standards in two phases. The first phase, beginning with enactment of the amendments and generally ending in 1995 or 1996, required reduced emissions levels leading to full compliance, with limited exceptions, by the end of the second phase in the year 2000. During 1997, the EPA approved regulations that are expected to significantly increase the number of companies subject to regulation for ozone-related emissions, and for emissions of particles at a much smaller size than previously regulated. During 1998, the EPA issued regulations requiring utilities in 22 states to significantly reduce NOx emissions by the year 2004, in order to control smog creation.

              In its operations, the Company is subject to federal, state and local laws and regulations concerning environmental, safety, occupational and health standards. Expenditures required by such laws were not material to the Company's business and the Company is not at a competitive disadvantage by reason of compliance with such laws.

Market Risks

              As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial results. Historically the Company's primary exposures have been related to nondollar-denominated operating expenses in Canada, Europe and Asia where the Company sells primarily in U.S. dollars. The Company is prepared to hedge against fluctuations in these foreign currencies if this exposure becomes material but does not use derivative financial instruments for speculative or trading purposes. As of March 31, 2002 the assets and liabilities of the Company related to non-dollar denominated currencies was not material. Therefore an increase or decrease of 10 percent in the foreign exchange rate would not have a material impact on the Company's financial position.

Bonding and Insurance

              The Company is from time to time required to provide bonds guaranteeing that it will enter into contracts as bid, guaranteeing performance of its contract obligations, and/or guaranteeing prompt payment of its suppliers and subcontractors. The terrorist attacks of September 11, 2001 along with the financial collapse and subsequent default by some major corporations in the United States have dramatically changed the overall bonding market and have somewhat hampered the Company's ability to secure bonds. However, the Company has been able to enter into surety arrangements during fiscal 2002 and expects that its current surety arrangements are sufficient to support the Company's expected levels of bonded business. In addition, the Company has a bank revolving credit and letter of credit agreement that provides for issuance of letters of credit for various purposes, including as substitutes for performance or payment bonds.

              The Company currently maintains different types of insurance, including comprehensive liability, property and errors and omissions coverage. While a successful claim in an amount in excess of the Company's insurance coverage, or for which there is no coverage could have a material adverse effect on the Company, the Company believes that it presently maintains adequate insurance coverage for its business.

Employees

              As of March 31, 2002, the Company had 97 full-time employees, of whom more than 85% were engineers and other professionals and technical employees. The Company also hires contract and other temporary personnel to meet the requirements of particular contracts, as well as contract personnel to carry out maintenance activities and construction supervisory functions. The Company's professional staff includes chemical engineers, electrical engineers, mechanical engineers, civil engineers, and computer scientists. Although the Company depends on professional employees for performance of its services, it has not experienced any difficulty in employing such personnel to satisfy its requirements. None of the Company's employees is represented by a union. The Company considers its relations with its employees to be good.

American Stock Exchange

              The Company's stock is listed and traded on the American Stock Exchange (AMEX). In order to continue to be listed on the AMEX, a company must be compliant with all of the listing requirements of the Exchange. During fiscal 2002, the Company received notice from AMEX that is was below certain of the Exchange's listing standards. Specifically, the Company had losses from continuing operations in two of its three most recent fiscal years and did not have shareholders' equity of at least $2,000,000. As such, the Company has had several discussions with Exchange personnel and has submitted a plan to regain compliance with the continued listing standards of AMEX. The Company expects to comply with the listing standards by the end of fiscal year 2003 since its operations in fiscal 2002 resulted in income from continuing operations and the Company fully expects that fiscal 2003 will show continued profitability. The Company has not received, and does not expect to receive, a notice from the AMEX to de-list its stock from the Exchange.

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

    In addition, the Company leases approximately 28,000 square feet of office and warehouse space in Baltimore, Maryland for its inventory and spare parts operation. The Company expects to further consolidate its facilities and not renew this lease when it expires in fiscal 2003.

    The Company has a subsidiary in China that operates in a leased factory in Bengbu, Anhui Province, China, which fabricates precipitator components.

    The Company believes that its existing facilities are adequate to meet its current needs and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations.

ITEM 3.  LEGAL PROCEEDINGS

    Environmental Elements is the exclusive licensee in the United States of certain patented technology for a urea conversion process known as "Ammonia on Demand" or AOD(TM). With the approval of its licensor, Environmental Elements has granted an end-user sublicense for the process to American Electric Power. On October 26, 2001, American Electric Power filed a declaratory judgment action in the Central District of Ohio against EC&C Technologies, Inc. and its licensee, Hamon Research-Cotrell, seeking a ruling that the AOD process does not infringe on EC&C Technologies' urea to ammonia patented technology. Shortly thereafter, Environmental Elements joined in the lawsuit as a party plaintiff. Both EC&C Technologies and Hamon Research-Cotrell have filed motions to dismiss on the basis of lack of personal jurisdiction.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2002.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

    Prior to November 1, 1999 the Company's Common Stock was traded on the New York Stock Exchange under the symbol "EEC." Beginning on, and since November 1, 1999, the Company's Common Stock has traded on the American Stock Exchange under the symbol "EEC."

    As of June 3, 2002, there were approximately 1,779 record holders of the Company's Common Stock. The closing price of the Common Stock on June 3, 2002 was $3.10. The Company did not pay any dividends for the fiscal years ended March 31, 2002, 2001 and 2000 and does not expect to pay a dividend in fiscal 2003.

    The additional information required by this item is contained under "Investor Information" on the inside back cover of the Company's Annual Report to Shareholders and in Note 10 of the "Notes to Consolidated Financial Statements", under Item 8 - Financial Statements and Supplementary Data. Such information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

------------------------------------------------------------------------------------------------------------------
For the fiscal years ended March 31,                        2002        2001        2000        1999        1998
                                                                (In thousands, except for per share amounts)
                                                          --------------------------------------------------------
Consolidated statements of operations data

Sales                                                     $ 71,936    $ 60,821    $ 55,593    $ 68,029    $ 52,612
Cost of sales                                               63,579      60,807      51,178      58,960      45,528
                                                          --------    --------    --------    --------    --------
   Gross profit                                              8,357          14       4,415       9,069       7,084
                                                          --------    --------    --------    --------    --------

Selling, general & administrative expense                    6,068       5,009       6,638       7,183       6,373
Restructuring charge                                             -           -       1,185           -           -
                                                          --------    --------    --------    --------    --------
                                                             6,068       5,009       7,823       7,183       6,373
                                                          --------    --------    --------    --------    --------
   Operating income (loss)                                   2,289      (4,995)     (3,408)      1,886         711

Interest and other expense, net                               (813)     (1,265)     (1,088)       (572)       (661)
                                                          --------    --------    --------    --------    --------

   Income (loss) before provision for income taxes           1,476      (6,260)     (4,496)      1,314          50
 Provision for income taxes                                      -           -           -          39           -
                                                          --------    --------    --------    --------    --------

   Net income (loss)                                      $  1,476    $ (6,260)   $ (4,496)   $  1,275    $     50
                                                          ========    ========    ========    ========    ========

Diluted earnings (loss) per share                         $   0.20    $  (0.88)   $  (0.63)   $   0.18    $   0.01

Weighted average common shares outstanding
   Basic                                                     7,207       7,129       7,099       7,053       6,990
   Diluted                                                   7,321       7,129       7,099       7,192       7,098


Consolidated balance sheet data

Working capital                                           $  1,490    $    714    $  5,825    $  9,562    $  7,050
Total assets                                                27,720      29,689      32,395      33,180      34,362
Long-term debt                                               9,514       8,986       8,187       8,063       7,417
Stockholders' (deficit) investment                          (1,506)     (3,032)      3,227       7,608       6,265

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

Critical Accounting Policies

Long-Term Contracts-
--------------------

The Company recognizes revenues from its long-term contracts under the percentage-of-completion method. Under this method, the Company estimates total contract revenues, costs and margin and recognizes a proportionate amount of revenues and margin in each period based upon the total costs incurred in that period. If the Company materially revises its estimates during the execution of the contract, then the cumulative effect of those changes are reflected in the period in which the change in estimate is made.

Inventories-
------------

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist principally of purchased and fabricated parts held for use in contracts and as spare parts.

Bookings and Backlog

Bookings represent work for which the Company has entered into a signed agreement or has received a notice to proceed. Bookings during fiscal 2002 were $63.3 million, a slight decrease from the $67.1 million of fiscal 2001 bookings. The backlog as of March 31, 2002 is $28.6 million compared with $37.2 in backlog as of March 31, 2001. The Company expects that about 84%, or $24 million of the $28.6 million, March 31, 2002 backlog will be executed during its next fiscal year. Due to timing effects of bookings, differences in project gross margins and varying lengths of time required to perform contracts, annual bookings activity and backlog levels at period end are not necessarily predictive of future operating results.

Table 1

           For the years ended March 31,            2002    2001    2000    2002      2001      2000
------------------------------------------------------------------------------------------------------
                                                         (in millions)       (percentage of net sales)
                                                   ----------------------   --------------------------
Sales                                              $ 71.9  $ 60.8  $ 55.6   100.0     100.0     100.0
Cost of sales                                        63.5    60.8    51.2    88.3     100.0      92.1
Gross profit                                          8.4       -     4.4    11.7         -       7.9
Selling, general and administrative expenses          6.1     5.0     6.6     8.5       8.2      11.9
Restructuring charge                                    -       -     1.2       -         -       2.1
Operating Income (loss)                               2.3    (5.0)   (3.4)    3.2      (8.2)     (6.1)
Interest and other expense, net                       (.8)   (1.3)   (1.1)   (1.1)     (2.1)     (2.0)
Income (loss) before provision for income taxes    $  1.5  $ (6.3) $ (4.5)    2.1     (10.3)     (8.1)

Sales and Income

Table 1 sets forth the amounts and percentage relationships to sales of selected items in the Company's consolidated statements of operations for the periods indicated.

Fiscal 2002 Compared to Fiscal 2001

Fiscal 2002 sales increased 18.3% or $11.1 million to $71.9 million from $60.8 million the year before. This increase is the result of significant growth with the Services and Engineered Products business due to the success of the Company's continuing strategy to grow these two business units and diversify its revenues.

Cost of sales increased 4.4% or $2.7 million to $63.5 million from $60.8 million but decreased significantly as a percentage of sales to 88.3% from 100%. This decrease in the percentage of sales was due to the successful execution of various projects within the Systems and Engineered Products business units and the continued revenue growth in the higher margin Services business unit. In the second quarter of fiscal 2001, the Company performed a detailed review and revision of the estimated costs to complete and the probability of collection of previously billed and unbilled receivables of projects in process. The effect of these revisions was to increase cost of sales by approximately $4.5 million for fiscal 2001.

Selling, general and administrative expenses increased 22% or $1.1 million to $6.1 million. The increase is a result of the Company's planned increase in sales and marketing expenses as well as higher legal costs incurred in the development of new alliances and in defense of its patents. The Company's selling, general and administrative expenses, as a percentage of sales, increased slightly to 8.5% from 8.2%. Interest and other expense, net, decreased 35.7%, or $452,000, to $813,000. The decrease is primarily the result of reduced borrowing levels and decreases in the average interest rate on the Company's line of credit due to decreases in the bank's prime lending rate.

There was no provision for income taxes for fiscal 2002 because the Company has sufficient net operating loss carryforwards, which are available to offset its tax liability for the year. Information relating to income taxes is discussed in Note 4 of "Notes to Consolidated Financial Statements" under Item 8- Financial Statements and Supplementary Data.

For the fiscal year ended March 31, 2002, the Company earned net income of $1.5 million compared with a net loss of $6.3 million for the year ended March 31, 2001.

Fiscal 2001 Compared to Fiscal 2000

Fiscal 2001 sales increased 9.4% or $5.2 million to $60.8 million from $55.6 million the year before. This increase is the result of a significant project within its Engineered Products business unit and continued growth in products and services to its maintenance and field service customers.

Cost of sales increased 18.8% or $9.6 million to $60.8 million from $51.2 million and increased as a percentage of sales to 100% from 92.1%. This increase in the percentage of sales was due to the recognition of costs identified as a result of a detailed review and revision of the estimated costs to complete and the probability of collection of previously billed and unbilled receivables of projects that existed at the beginning of the fiscal year. The effect of these revisions was to increase cost of sales by approximately $4.5 million for fiscal 2001.

Selling, general and administrative expenses decreased 24.2% or $1.6 million to $5.0 million from $6.6 million. The decrease is a result of the Company's organizational restructuring and cost reduction efforts including a significant reduction-in-force that was substantially completed during the first quarter of fiscal 2001. The Company's selling, general and administrative expenses, as a percentage of sales, decreased to 8.2% from 11.9%.

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

Liquidity and Capital Resources

During fiscal 2002, cash, restricted cash and cash equivalents increased by $424,000 and borrowings under the Company's line of credit increased by $534,000. Historically, the Company has required minimal investment in net working capital in contracts, but it does experience fluctuations in these amounts depending upon the stage of completion of its various contracts and upon the payment terms negotiated as a part of the overall original contract terms and conditions. ("Net working capital invested in contracts" consists of accounts and retainages receivable plus unbilled contract costs and fees, minus accounts payable and minus billings in excess of contract costs and fees. These net amounts were $2.6 million and $2.9 million at March 31, 2002 and 2001, respectively.) The Company seeks to manage project cash flows through its payment terms with customers and suppliers and in adherence to project budgets and schedules.

During fiscal year 2000, the Company's bank agreed to increase its secured open line of credit up to $15 million, subject to a borrowing base calculation. The line of credit has been extended until April 2004 and contains certain financial covenants relating to the Company's operations. Under the terms of the credit facility, the Company must comply with certain financial and other covenants. At March 31, 2002, the Company was in compliance with, or had obtained applicable waivers for such covenants through

April 1, 2004. In addition to the covenants discussed above, the Company is required to earn net income before taxes of $500,000 for the first half of the fiscal year and earn another $500,000 for the second half of the fiscal year. Management believes that its borrowing capacity under the line will be sufficient to meet its operating needs and that it will comply with all of the terms of the covenants contained within the agreement.

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

The following summarizes certain of the Company's contractual obligations at March 31, 2002 and the effect such obligations are expected to have on the Company's liquidity and cash flow in future periods.

                                                                         Payments due by period
                                                   ---------------------------------------------------
                                                                Less than                 Greater than
                                                      Total       1 year     1 - 3 years     3 years
                                                   ---------------------------------------------------
Long-term debt                                     $ 7,968,000  $       -    $ 7,968,000  $          -

Capital lease, including bargain renewal options     5,355,000    158,000        473,000     4,724,000
Non-cancelable operating leases                        822,000    227,000        250,000       345,000
                                                   ---------------------------------------------------
Total                                              $14,145,000  $ 385,000    $ 8,691,000  $  5,069,000
                                                   ===================================================

The Company believes that there has been evidence of long term improvement over the past several years in the market for its products, technologies and services. In the short term, the market is exceptionally difficult to predict accurately due to regulatory and other domestic and international factors. The Company has attempted to adjust its organization so that it can operate and be profitable on highly variable business levels at or above those experienced in the current and prior fiscal year. However, there can be no assurance that such business levels will occur, that the Company's actions will be successful, or that future losses would not adversely affect the Company's liquidity and capital resource position. The Company believes it has liquidity and capital resources sufficient to operate its business due to the fact that historically the Company has required little investment in operating working capital and its banking arrangements are adequate to fund its operations at its anticipated level of activity.

Dividends

The Board of Directors did not declare a dividend during fiscal 2002. Any future determination as to the payment of dividends on common stock will depend on future profitability and capital requirements of the Company and/or on such other factors as the Board of Directors may consider. The Company intends to retain most of its future earnings to finance growth and development of its business.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

    Consolidated Balance Sheets as of
       March 31, 2002 and March 31, 2001 ................................... 20

    Consolidated Statements of Operations for
       the years ended March 31, 2002, 2001 and 2000 ....................... 21

    Consolidated Statements of Cash Flows for
       the years ended March 31, 2002, 2001, and 2000 ...................... 22

    Consolidated Statements of Stockholders' (Deficit) Investment for
       the years ended March 31, 2002, 2001, and 2000 ...................... 23

    Notes to Consolidated Financial Statements ............................. 24

    Management's Responsibility for Financial Statements ................... 36

    Report of Independent Public Accountants ............................... 37

All other schedules are omitted because they are not applicable or not required or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

Consolidated Balance Sheets
---------------------------------------------------------------------------------------------------------------------------
As of March 31,                                                                                   2002            2001
---------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                                                 $    371,000    $    366,000
    Restricted cash                                                                                419,000               -
    Accounts and retainages receivable, net of allowance for doubtful
        accounts of $710,000 and $1,159,000 in 2002 and 2001, respectively                      10,382,000       8,013,000
    Unbilled contract costs and fees                                                             7,353,000      13,658,000
    Inventories                                                                                  1,180,000       1,076,000
    Prepaid expenses and other current assets                                                      801,000         672,000
                                                                                              ------------    ------------
        Total current assets                                                                    20,506,000      23,785,000
                                                                                              ------------    ------------

Property and equipment:
    Capital lease, building and improvements                                                     7,348,000       7,303,000
    Machinery, equipment, furniture and fixtures                                                 3,157,000       2,978,000
                                                                                              ------------    ------------
        Total property and equipment at cost                                                    10,505,000      10,281,000
    Less - Accumulated depreciation and amortization                                             6,271,000       5,786,000
                                                                                              ------------    ------------
        Property and equipment, net                                                              4,234,000       4,495,000
                                                                                              ------------    ------------

Other assets, net                                                                                2,980,000       1,409,000
                                                                                              ------------    ------------
        Total assets                                                                          $ 27,720,000    $ 29,689,000
                                                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' (DEFICIT) INVESTMENT
Current liabilities:
    Accounts payable                                                                          $ 13,699,000    $ 17,522,000
    Billings in excess of contract costs and fees                                                1,444,000       1,203,000
    Accrued payroll and related expenses                                                         1,141,000         638,000
    Accrued and other current liabilities                                                        2,732,000       3,708,000
                                                                                              ------------    ------------
        Total current liabilities                                                               19,016,000      23,071,000

Long-term liabilities:
      Long-term capital lease obligation                                                         1,546,000       1,552,000
      Long-term line of credit                                                                   7,968,000       7,434,000
      Other non-current liabilities                                                                696,000         664,000
                                                                                              ------------    ------------
        Total liabilities                                                                       29,226,000      32,721,000
                                                                                              ------------    ------------
Commitments and contingencies
Stockholders' (deficit) investment:
    Common stock, par value $.01 per share; 20,000,000 shares authorized,
      7,240,748 and 7,171,142 shares issued and outstanding  in 2002 and 2001, respectively         72,000          72,000
    Paid-in capital                                                                             28,574,000      28,392,000
    Cumulative translation adjustment                                                             (383,000)       (251,000)
    Retained deficit                                                                           (29,769,000)    (31,245,000)
                                                                                              ------------    ------------
        Total stockholders' (deficit) investment                                                (1,506,000)     (3,032,000)
                                                                                              ------------    ------------

        Total liabilities and stockholders' (deficit) investment                              $ 27,720,000    $ 29,689,000
                                                                                              ============    ============

The accompanying notes are an integral part of these statements

Consolidated Statements of Operations
--------------------------------------------------------------------------------------------
For the years ended March 31,                      2002            2001            2000
--------------------------------------------------------------------------------------------
Sales                                          $ 71,936,000    $ 60,821,000    $ 55,593,000
Cost of sales                                    63,579,000      60,807,000      51,178,000
                                               ------------    ------------    ------------
    Gross Profit                                  8,357,000          14,000       4,415,000
                                               ------------    ------------    ------------

Selling, general and administrative expenses      6,068,000       5,009,000       6,638,000
Restructuring charge                                      -               -       1,185,000
                                               ------------    ------------    ------------
                                                  6,068,000       5,009,000       7,823,000
                                               ------------    ------------    ------------
    Operating  Income (Loss)                      2,289,000      (4,995,000)     (3,408,000)

Interest and other expense, net                    (813,000)     (1,265,000)     (1,088,000)
                                               ------------    ------------    ------------
    Income (Loss) before provision
     for Income Taxes                             1,476,000      (6,260,000)     (4,496,000)
Provision for income taxes                                -               -               -
                                               ------------    ------------    ------------

    Net Income (Loss)                          $  1,476,000    $ (6,260,000)   $ (4,496,000)
                                               ============    ============    ============

Net Income (Loss) per Share:
    Basic                                      $       0.20    $      (0.88)   $      (0.63)
                                               ------------    ------------    ------------
    Diluted                                    $       0.20    $      (0.88)   $      (0.63)
                                               ============    ============    ============


Weighted average common shares outstanding:
    Basic                                         7,207,000       7,129,000       7,099,000
                                               ------------    ------------    ------------
    Diluted                                       7,321,000       7,129,000       7,099,000
                                               ------------    ------------    ------------

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows
----------------------------------------------------------------------------------------------------
For the years ended March 31,                                 2002           2001           2000
----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income (loss)                                        $ 1,476,000    $(6,260,000)   $(4,496,000)
 Non-cash items:
  Depreciation and amortization                             1,021,000        830,000        867,000
  Stock-based compensation                                     84,000         82,000         89,000
Effect of changes in operating assets and liabilities:
  Restricted cash                                            (419,000)             -              -
  Accounts and retainage receivable, net                   (2,369,000)       863,000        842,000
  Unbilled contract costs and fees                          6,305,000        280,000     (1,623,000)
  Inventories                                                (104,000)       138,000        193,000
  Prepaid expenses and other assets                        (1,883,000)       465,000        272,000
  Accounts payable                                         (3,823,000)     2,526,000      1,886,000
  Billings in excess of contract costs and fees               241,000        380,000         (1,000)
  Accrued payroll and related expenses                        503,000       (342,000)       (64,000)
  Accrued and other current liabilities                      (976,000)        26,000      1,626,000
  Other non-current liabilities                                32,000        164,000         25,000
                                                          -----------    -----------    -----------
   Net cash flows from operating activities                    88,000       (848,000)      (384,000)
                                                          -----------    -----------    -----------

Cash flows from investing activities:
 Purchases of property and equipment                         (290,000)       (55,000)      (245,000)
 Investment in other assets, net                             (287,000)      (185,000)      (404,000)
                                                          -----------    -----------    -----------
   Net cash flows from investing activities                  (577,000)      (240,000)      (649,000)
                                                          -----------    -----------    -----------

Cash flows from financing activities:
 Net borrowings under line of credit                          534,000        934,000        400,000
 Payments under capital lease obligation                       (6,000)      (135,000)      (276,000)
 Stock options exercised                                       98,000              -              -
 Change in cumulative translation adjustment                 (132,000)       (81,000)        26,000
                                                          -----------    -----------    -----------
   Net cash flows from financing activities                   494,000        718,000        150,000
                                                          -----------    -----------    -----------

   Net increase (decrease) in cash and cash equivalents         5,000       (370,000)      (883,000)

Cash and cash equivalents, beginning of year                  366,000        736,000      1,619,000
                                                          -----------    -----------    -----------
Cash and cash equivalents, end of year                    $   371,000    $   366,000    $   736,000
                                                          ===========    ===========    ===========

The accompanying notes are an integral part of these statements.

Consolidated Statements of Stockholders' (Deficit) Investment

For the years ended March 31, 2002, 2001, and 2000
-------------------------------------------------------------------------------

                                                           Cumulative
                                 Common        Paid-in    Translation      Retained
Changes in Amounts                Stock        Capital     Adjustment       Deficit        Total
----------------------------------------------------------------------------------------------------
Balance, March 31, 1999       $     71,000  $ 28,222,000  $   (196,000)  $(20,489,000) $   7,608,000
Net loss                                 -             -             -     (4,496,000)    (4,496,000)
Translation adjustment                   -             -        26,000              -         26,000
  Comprehensive loss                     -             -             -              -     (4,470,000)
Issuance of common stock                 -        89,000             -              -         89,000
----------------------------------------------------------------------------------------------------

Balance, March 31, 2000             71,000    28,311,000      (170,000)   (24,985,000)     3,227,000
Net loss                                 -             -             -     (6,260,000)    (6,260,000)
Translation adjustment                   -             -       (81,000)             -        (81,000)
  Comprehensive loss                     -             -             -              -     (6,341,000)
Issuance of common stock             1,000        81,000             -              -         82,000
----------------------------------------------------------------------------------------------------

Balance, March 31, 2001             72,000    28,392,000      (251,000)   (31,245,000)    (3,032,000)
Net income                               -             -             -      1,476,000      1,476,000
Translation adjustment                   -             -      (132,000)             -       (132,000)
  Comprehensive income                   -             -             -              -      1,344,000
Issuance of common stock                 -       182,000             -              -        182,000
----------------------------------------------------------------------------------------------------

Balance, March 31, 2002       $     72,000  $ 28,574,000  $   (383,000)  $(29,769,000) $  (1,506,000)
                              ============  ============  ============   ============  =============

------------------------------------------

Changes in Common shares

------------------------------------------
Balance, March 31, 1999          7,090,705
Issuance of common stock            27,890
                                 ---------

Balance, March 31, 2000          7,118,595
Issuance of common stock            52,547
                                 ---------

Balance, March 31, 2001          7,171,142
Issuance of common stock            69,606
                                 ---------

Balance, March 31, 2002          7,240,748
                                 ---------

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

  Cash and Cash Equivalents

          Cash equivalents consist primarily of investments in short-term, highly liquid securities having an original maturity of three months or less at the time of acquisition. Cash and cash equivalents are stated at cost plus accrued interest, which approximates market value. As of March 31, 2001, $58,000 of repurchase agreements were included in this caption and there were none as of March 31, 2002.

  Restricted Cash

          During fiscal year 2002, the Company was required to escrow funds to support a performance bond that was issued to a customer in the U.K. These escrowed funds totaled $419,000 as of March 31, 2002 and are shown as restricted cash in the accompanying balance sheets.

  Accounts and Retainages Receivable

          As of March 31, 2002 and 2001, accounts and retainages receivable, net of allowance for doubtful accounts, include accounts receivable of $9,615,000 and $6,836,000, respectively, and current retainages of $767,000 and $1,177,000, respectively. All retainage amounts as of March 31, 2002 become due during fiscal 2003, based on applicable contract terms and are thus classified as current.

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

  Other Assets

          In December 1995, the Company made a strategic investment in an international joint venture. In April 2001, the Company made an additional net investment of $277,000 in the joint venture increasing its ownership in the joint venture to 25% of the total. The Company therefore accounted for the investment under the equity method of accounting in fiscal year 2002. Earnings of the joint venture during fiscal 2002 were not significant and the net investment included within other assets in the accompanying consolidated balance sheets was $594,000 and $424,000 as of March 31, 2002 and 2001, respectively. Subsequent to March 31, 2002, the Company terminated its participation in the joint venture and created a wholly owned foreign enterprise that will be consolidated in future years. The impact of terminating the joint venture was not significant.

          In 1999, the Company acquired a license to market Ammonia-on-Demand (AOD(R)) technology in North America. The costs to acquire the licensed technology were recorded as other assets in the accompanying consolidated balance sheets, and were amortized as additional costs of contracts utilizing the technology. As of March 31, 2002 the costs related to the AOD technology were fully amortized. As of March 31, 2001 the unamortized costs related to this technology totaled approximately $243,000.

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

  Income Taxes

          The Company provides for income taxes using the liability method pursuant to Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes." Deferred income taxes are provided for temporary differences arising between the tax basis of assets and liabilities and their respective book basis as reported in the financial statements. Because the Company has significant net operating loss carryforwards, current year income taxes are not material.

  Fair Value of Financial Instruments

          The Company determines fair value of their financial instruments held based on quoted market values, where applicable, or discounted cash flow analysis. As of March 31, 2002 and 2001, the carrying value of its financial instruments approximates fair value.

  Reclassifications

              Certain reclassifications have been made to prior year balances in order to conform with current year presentation.

  New Accounting Standards

          In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities". This statement, as subsequently amended, establishes accounting and reporting standards for derivative investments to be recorded in the balance sheet at their fair value. The Company implemented SFAS No. 133 effective April 1, 2002. The adoption of this pronouncement did not have a material effect on operations.

          In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-lived assets" (SFAS No. 144), which supercedes SFAS No. 121. Though it retains the basic requirements of SFAS No. 121 regarding when and how to measure an impairment loss, SFAS No. 144 applies to long-lived assets to be held and used or to be disposed of, including assets under capital leases of lessees, assets subject to operating leases of lessors, and prepaid assets. SFAS No. 144 also expands the scope of a discontinued operation to include a component of an entity, and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not believe that implementation of this SFAS will have a material impact on its financial statements.

  Note 2
  ------

  Earnings Per Share
  ------------------

          The following illustrates the calculation of weighted average number of common equivalent shares outstanding for the years ended March 31, 2002, 2001, and 2000:

                                                    2002        2001        2000
                                                    ----        ----        ----
Weighted-average number of common shares       7,207,000   7,129,000   7,099,000

Dilutive effect of outstanding stock options     114,000           -           -
                                               ---------   ---------   ---------

Weighted-average number of common
Equivalent shares outstanding                  7,321,000   7,129,000   7,099,000
                                               =========   =========   =========

  The dilutive effects of stock options were not provided for 2001 and 2000, as these options would have an anti-dilutive effect due to the losses of the Company.

  Note 3
  ------

  Credit Facility
  ---------------

          The Company has a bank credit facility providing for revolving line of credit borrowings and letters of credit issuances of up to $15,000,000, subject to a borrowing base calculation, and is secured by substantially all of assets of the Company. Under the credit facility, interest accrues at the bank's prime rate plus 1/2%. As of March 31, 2002 and 2001, the rate in effect was 5.25% and 8.5% and borrowings of $7,968,000 and $7,434,000 were outstanding, respectively. Additionally, $1,168,000 and $1,158,000 of letters of credit were outstanding at March 31, 2002 and 2001, respectively.

          During fiscal years 2002, 2001, and 2000, the maximum borrowings under the line of credit facility totaled $10,500,000, $9,500,000, and $11,100,000, respectively. Average borrowings during such years were $7,580,000, $8,710,000, and $9,021,000, and the weighted average interest rates on such borrowings were 6.62%, 9.70%, and 8.51%, in fiscal years 2002, 2001, and 2000, respectively.
Interest expense for fiscal years 2002, 2001, and 2000, was $501,000, $845,000, and $768,000, respectively.

          The line of credit has been extended until April 1, 2004 and contains certain financial and other covenants relating to the Company's operations. In addition to these covenants, the Company is required to earn net income before income taxes of $500,000 for the first half of the fiscal year and an additional $500,000 for the second half of the year. At March 31, 2002, the Company was in compliance with, or had obtained applicable waivers for such covenants through April 1, 2004. Management believes that its borrowing capacity under the line will be sufficient to meet its operating needs and that it will comply with all of the terms of the covenants contained within the agreement.

  Bonding
  -------

          The Company has arrangements with several sources to provide surety bonds, including bid bonds and performance bonds, when a customer requires them. Management believes that its bonding sources are adequate to meet its operating needs for the coming year.

  Note 4
  ------

  Income Taxes
  ------------

          As of March 31, 2002, the Company had available, for federal tax purposes, an estimated federal income tax net operating loss carryforward of approximately $27,457,000 to offset future taxable income. These carryforwards will expire between 2008 and 2021. As of March 31, 2002, the Company also had an alternative minimum tax credit carryforward of approximately $516,000 that has no expiration date. As of March 31, 2002, the Company had an alternative minimum tax net operating loss carryforward of approximately $27,897,000.

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

          The significant components of the deferred tax liability stated by source of the difference between financial accounting and tax basis as of March 31, 2002 and 2001 are as follows:

                                                     2002              2001
                                                     ----              ----

  Operating loss carryforward and tax credits    $ 11,010,000      $ 11,148,000

  Reserves, accrued liabilities and other           1,085,000         1,398,000

  Property, plant, equipment and other                  9,000           118,000

  Valuation allowance                             (12,304,000)      (12,864,000)
                                                 ------------      ------------

     Net deferred income tax liability           $   (200,000)     $   (200,000)
                                                 ============      ============

          The deferred income tax liability is included in other current liabilities and other noncurrent liabilities in the accompanying consolidated financial statements.

  Note 5
  ------

  Employee Benefit Plans
  ----------------------

  Pension Plan
  ------------

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

   Pension expense for the years ended March 31, 2002, 2001 and 2000 consisted of the following:

                                            2002           2001           2000
                                     -----------------------------------------
     Service cost                    $   305,000    $   419,000    $   463,000
     Net amortization and deferral        48,000         48,000        602,000
     Interest cost                       923,000        869,000        797,000
     Expected return on assets          (956,000)      (959,000)    (1,313,000)
                                     -----------------------------------------
     Net pension expense             $   320,000    $   377,000    $   549,000
                                     =========================================

The funded status of the Plan as of the most recent actuarial valuations was:

                                                                     December 31,
                                                             ----------------------------
                                                                 2001            2000
                                                             ------------    ------------
Actuarial present value of benefit obligations:
   Accumulated benefit obligation, including vested
   benefits of $12,730,000 and $11,788,000 in 2002
   and 2001, respectively                                    $ 12,831,000    $ 11,889,000
Projected benefit obligation for services rendered to date     13,540,000      12,682,000
Plan assets, at fair value                                     12,770,000      12,321,000

Plan assets in excess of (or less than) the projected
   benefit obligation                                        $   (770,000)   $   (361,000)
Unrecognized net loss from past experience different
   from that assumed and changes in assumptions                 3,368,000         967,000
Prior service cost not yet recognized in net periodic cost         71,000         119,000
                                                             ------------    ------------

Prepaid pension cost                                         $  2,669,000    $    725,000
                                                             ============    ============

              For purposes of determining the actuarial present value of the projected benefit obligation, weighted average discount rates of 7.25% and 7.50% were used in 2002 and 2001, respectively. Rates of increase in future compensation levels between 3.5% and 6.5%, and an 8% expected long-term rate of return on plan assets were assumed.

   Post-Employment Benefits
   ------------------------

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

              The rollforward of the obligation for Post-Employment benefits is as follows for the years ended March 31:

                                                2002         2001          2000
                                        ----------------------------------------
       Obligation, beginning of year       $ 560,000     $333,000      $313,000
       Service Cost                          129,000      270,000        97,000
       Paid during current year             (123,000)     (72,000)      (53,000)
       Interest Cost                          49,000       29,000       (24,000)
                                        ----------------------------------------
       Obligation, end of year             $ 615,000     $560,000      $333,000
                                        ========================================

Savings Plan
------------

              The Company's Retirement Savings Plan (the "Savings Plan") is qualified under sections 401(a) and 401(k) of the Internal Revenue Code. All employees of the Company are eligible to participate in the Savings Plan upon completion of six months of employment. Under the Savings Plan's salary deferral provisions, participating employees may elect to defer specified portions of their compensation. Elective contributions made by employees are fully vested at all times. The Company matches employee cash contributions by purchasing company stock on the open market at the rate of 50% of the first 3% of each participant's compensation. Employees fully vest in Company contributions after the completion of five years of service. Contributions by the Company were $76,000, $76,000, and $115,000, in 2002, 2001, and 2000, respectively.

Stock Option Plan
-----------------

              The Company maintains a stock option plan that authorizes the granting of options to purchase shares of common stock at prices not less than fair market value at the date of grant. The current plan, the 1998 Stock Option Plan (the Plan), was approved by a majority of the Company's shareholders and authorizes the granting of options to purchase up to 650,000 shares of common stock. Under the terms of this Plan, 20% of the options granted are exercisable immediately along with 20% on each of the next four anniversaries and expire five years from the date of grant. As of March 31, 2002, the weighted average exercise price for outstanding options was $2.82 per share and expiration dates ranged from September 2002 to November 2006. The options price range per share is $1.50 to $4.31.

              The Company applies APB Opinion 25 and related interpretations in accounting for its plan. Accordingly, no compensation expense has been recognized for its stock option plan. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under that plan consistent with the method of SFAS No. 123 "Stock Based Compensation", the Company's net income (loss) and earnings per share would have been reduced to the pro forma amounts indicated below:

       Years ended March 31,                                  2002              2001               2000
                                                              ----              ----               ----
       Net Income (loss):

       As reported                                      $1,476,000       $(6,260,000)       $(4,496,000)

       Pro forma                                        $1,342,000       $(6,319,000)       $(4,710,000)

       Basic earnings per share:

       As reported                                      $     0.20       $     (0.88)       $     (0.63)

       Pro forma                                        $     0.19       $     (0.89)       $     (0.66)

       Diluted earnings per share:

       As reported                                      $     0.20       $     (0.88)       $     (0.63)

       Pro forma                                        $     0.18       $     (0.89)       $     (0.66)

     Options were assumed to be exercised upon vesting for the purposes of this valuation. Adjustments are made for options forfeited prior to vesting.

Changes in outstanding stock options during the year were as follows:

       Years ended March 31,                     2002          2001        2000
                                        ----------------------------------------
       Outstanding, beginning of year         368,000       827,000     794,000
       Granted                                149,000       143,000      75,000
       Exercised                              (45,000)       (2,000)     (8,000)
       Forfeited                              (24,000)     (600,000)    (34,000)
                                        ----------------------------------------
       Outstanding, end of year               448,000       368,000     827,000
                                        ----------------------------------------

There were options for a total of 215,000 shares exercisable as of March 31, 2002 at a weighted average price of $2.83 per share.

     The weighted average fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The following key assumptions were used in the Black-Scholes option pricing model:

                                                    Year Ended March 31,

                                              2002         2001         2000
                                              ----         ----         ----
          Risk-Free Interest Rate             2.1%         5.8%         5.6%
          Expected Life                       5 years      5 years      5 years
          Volatility                           69%          73%          46%
          Dividends                           ---          ---          ---

     Note 6
     ------

     Commitments and Contingencies
     -----------------------------

     Commitments

              The principal office facilities of the Company and its subsidiaries are occupied under a lease expiring in January 2007, with bargain renewal periods extending to January 2037. The lease has been capitalized using an 8.9% interest rate. Principal and interest on this lease commitment are being amortized using the effective-interest method.

              Future payments under the office building lease, including all bargain renewal options, are $157,500 per year through 2036, $78,750 in 2037, and total $5,355,000. Of this amount, $3,803,000 represents imputed interest and the balance of $1,552,000 as of March 31, 2002 is included in the consolidated financial statements as a current liability ($6,000) and a long-term capital lease obligation ($1,546,000).

          The Company subleases a portion of building office space to tenants. The rental income and related costs are included in operating income (loss) in the accompanying financial statements. For the years ended March 31, 2002, 2001, and 2000, rental income totaled $480,000, $525,000, and $635,000, respectively, and building related costs totaled $686,000, $662,000, and $772,000, respectively. The future rentals on the subleases are $696,000, $712,000, $661,000, $532,000, $485,000 and $31,000 for fiscal 2003, 2004, 2005, 2006, 2007 and 2008, respectively.

          The Company and certain subsidiaries use office facilities and equipment under operating leases. Rent expense for the years ended March 31, 2002, 2001 and 2000 totaled $325,000, $359,000 and $287,000, respectively.

          Future minimum rental payments for all operating leases having initial or remaining non-cancelable lease terms in excess of one year are as follows for the fiscal years ending March 31:

                      2003                                       $227,000
                      2004                                        118,000
                      2005                                         72,000
                      2006                                         60,000
                      2007                                         55,000
                      2008 and thereafter                         290,000
                                                              -----------
                      Total                                      $822,000
                                                              ===========

   Litigation

          The Company is, from time to time, a party to various legal actions arising in the ordinary course of its business, some of which may involve claims for substantial sums. In management's opinion, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of its operations.

          The Company is the exclusive licensee in the United States of certain patented technology for a urea conversion process known as Ammonia-on-Demand or AOD(R). With the approval of its licensor, Environmental Elements has granted an end-user sublicense for the process to American Electric Power. On October 26, 2001, American Electric Power filed a declaratory judgment action in the Central District of Ohio against EC&C Technologies, Inc. and its licensee, Hamon Research-Cotrell, seeking a ruling that the AOD process does not infringe on EC&C Technologies' urea to ammonia patented technology. Shortly thereafter, Environmental Elements joined in the lawsuit as a party plaintiff. Both EC&C Technologies and Hamon Research-Cotrell have filed motions to dismiss on the basis of lack of personal jurisdiction

   Note 7
   ------

   Restructuring Charges
   ---------------------

          During the fourth quarter of fiscal year 2000, the Company took action to shift the focus of its operations to a services and technology-driven business model. The actions included a business reorganization and a reduction in workforce, resulting in a restructuring charge of $1,185,000, primarily representing severance and related costs of these terminations, all of which had been expended in fiscal 2001.

   Note 8
   ------

   Supplemental Cash Flow Information
   ----------------------------------

          The Company issued 22,106, 50,547, and 19,890 shares of its common stock in fiscal 2002, 2001 and 2000, respectively, as compensation to its outside directors.

          Amounts paid for interest during the years ended March 31, 2002, 2001, and 2000, were $729,000, $1,122,000, and $1,033,000, respectively. Amounts paid for income taxes in fiscal year 2002, 2001, and 2000, were $3,000, $5,000, and $78,000, respectively.

   Note 9
   ------

   Segment Reporting
   -----------------

           During fiscal year 2001, the Company was restructured and now has three reportable operating segments: the Systems Business Unit, the Services Business Unit, and the AOD Business Unit, now called the Engineered Products Business Unit. The Systems Business Unit provides custom-engineered, original equipment systems to traditionally intensive users of air pollution control
(APC) systems. The Services Business Unit provides maintenance, repair, and spare parts products and services to customers with particulate abatement installed APC equipment. The Engineered Products Business Unit is dedicated to finding additional technologies and alliances, and currently includes Ammonia-on-Demand technology and international ventures.

          The segments reported below are the segments of the Company for which separate financial information is available and for which sales and operating income amounts are evaluated by executive management in deciding how to allocate resources and for assessing performance. Due to the fact that no segments existed prior to the restructuring, fiscal 2000 information is not reported because it can not be practicably determined. The Company does not allocate assets to the individual operating segments and there are no intercompany sales transactions among the three operating segments.

          Information about reported segment sales and operating income (loss) is as follows:

                                              March 31, 2002                                  March 31, 2001
                          -----------------------------------------------------------------------------------------------

      Business Unit                    Sales                 Operating                Sales               Operating Income
                                                              Income                                           (Loss)
      -------------------------------------------------------------------------------------------------------------------
      Systems                       $32,974,000             $   20,000             $34,564,000              $(5,259,000)
      Services                       23,112,000              1,883,000              19,647,000                  991,000
      Engineered Products            15,850,000                386,000               6,610,000                 (727,000)
                          -----------------------------------------------------------------------------------------------
      Total                         $71,936,000             $2,289,000             $60,821,000              $(4,995,000)
                          -----------------------------------------------------------------------------------------------

          The Company attributes revenues to individual geographic areas based upon the country where services are provided or products are delivered. Sales by geographic area for the years ended March 31, 2002, 2001 and 2000 were as follows:


                Geographic Area                                  2002                 2001                 2000
                                                     --------------------------------------------------------------
                United States                                $61,442,000          $42,878,000          $37,374,000
                United Kingdom                                 8,642,000            2,893,000            5,652,000
                Canada                                         1,072,000            5,107,000            8,617,000
                Other International                              780,000            9,943,000            3,950,000
                                                     --------------------------------------------------------------
                Total                                        $71,936,000          $60,821,000          $55,593,000
                                                     --------------------------------------------------------------

           As of March 31, 2002, approximately 68% of the Company's accounts and retainages receivable were due from companies in the power industry and 25% were due from companies in the pulp and paper industry. Due to the nature of the Company's business, in any given fiscal year a significant portion of Company revenues may be derived from a single customer or contract. Three customers accounted for more than 57% of the Company's sales in 2002; two customers accounted for more than 31% of the Company's sales in 2001; and one customer accounted for more than 10% of the Company's sales in fiscal 2000. The Company's relationship with American Electric Power through its alliance agreement resulted in all of the fiscal 2002 revenues in the Engineered Products Business Unit. While EEC expects to add new customers within that business unit in fiscal 2003, the termination of the relationship with American Electric Power could have a material adverse effect on the Company's operations.

   Note 10
   -------

Quarterly and Selected Financial Data [Unaudited]
Fiscal year 2002 quarters ended                   3/31/2002      12/31/2001       9/30/2001      6/30/2001
                                               ------------     -----------     -----------    -----------
Sales                                          $ 16,241,000     $20,153,000     $18,655,000    $16,887,000
Gross profit                                      1,971,000       2,610,000       2,024,000      1,752,000
Net  income                                         127,000         703,000         341,000        305,000
Diluted net income per share (1)               $       0.02     $      0.10     $      0.05    $      0.04
Stock price
   High                                        $      5.450     $     4.150     $     4.150    $     4.700
   Low                                         $      3.650     $     3.050     $     2.400    $     1.950

Fiscal year 2001 quarters ended                   3/31/2001      12/31/2000       9/30/2000      6/30/2000
                                               ------------     -----------     -----------    -----------
Sales                                          $ 17,345,000     $14,799,000     $12,218,000    $16,459,000
Gross profit (loss)                               1,668,000       1,430,000      (4,243,000)     1,159,000
Net income (loss)                                   161,000          17,000      (5,970,000)      (468,000)
Diluted net income (loss) per share (1)        $       0.02     $      0.00          ($0.84)        ($0.07)
Stock price
   High                                        $      2.310     $     2.375     $     2.375    $     2.375
   Low                                         $      1.250     $     1.125     $     1.125    $     1.125

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

The financial statements have been audited by Arthur Andersen LLP, independent public accountants, for each of the three years in the period ended March 31, 2002.

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

/s/ J. L. Sams                                        /s/ Lawrence Rychlak
----------------------                                -------------------------
J.L. Sams                                             Lawrence Rychlak

President and Chief Executive Officer                 Senior Vice President and
                                                      Chief Financial Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

      To the Board of Directors and Stockholders of Environmental Elements
                                  Corporation:

We have audited the accompanying consolidated balance sheets of Environmental Elements Corporation (a Delaware corporation) and subsidiaries as of March 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' investment (deficit) and cash flows for the years in the period ended March 31, 2002, 2001, and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Environmental Elements Corporation and subsidiaries as of March 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the period ended March 31, 2002, 2001, and 2000 in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Baltimore, Maryland

May 15, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Directors - The information with respect to Directors required by this item is incorporated by reference to the Registrant's 2002 Proxy Statement to be filed with the Securities and Exchange Commission, under the headings "Election of Directors," "Directors Continuing in Office," and "Certain Information Regarding the Board of Directors and Committees of the Board."

     (b) Executive Officers - Information regarding certain executive officers of the Company appears in the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders.

     (c) In addition, the following information is being provided in response to the requirements of Item 405 of Regulation S-K. To the Registrant's knowledge, during the fiscal year ended March 31, 2002, all filing requirements applicable to officers, directors, and greater than 10% beneficial owners of the common shares of the Registrant under Section 16(a) of the Securities Exchange Act of 1934, as amended, were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this item is incorporated herein by reference to the Registrant's 2002 Proxy Statement to be filed with the Securities and Exchange Commission, under the headings "Executive Compensation and Related Information."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                      Equity Compensation Plan Information
                      ------------------------------------

        --------------------------------------------------------------------------------------------------------------

                                                 Number of securities
                                                   to be issued upon      Weighted average       Number of securities
                                                      exercise of        exercise price of     remaining available for
                     Plan category               outstanding options,   outstanding options,       future issuance
                                                  warrants and rights   warrants and rights
        --------------------------------------------------------------------------------------------------------------
        Equity compensation plans approved by           448,000           $2.82 per share              229,000
        security holders
        --------------------------------------------------------------------------------------------------------------
        Equity compensation plans not approved           None                   None                     None
        by security holders
        --------------------------------------------------------------------------------------------------------------
        Total                                           448,000           $2.82 per share              229,000
        --------------------------------------------------------------------------------------------------------------

    The other information required by this item is incorporated herein by reference to the Registrant's 2002 Proxy Statement to be filed with the Securities and Exchange Commission, under the heading "Security Ownership."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this item is incorporated herein by reference to the Registrant's 2002 Proxy Statement to be filed with the Securities and Exchange Commission, under the heading "Certain Relationships and Related Transactions" and under the heading "Employment and Non-Competition Agreements."

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements - see Index to Financial Statements and Financial Statement Schedules on page 19 of this Form 10K.

                                                                   Page Number
                                                                     in 10-K

     2.  Financial Statement Schedules:
          Report of Independent Public Accountants on Schedules         43
          Valuation and Qualifying Accounts for the years ended
          March 31, 2002, 2001, and 2000 (Schedule II)                  44

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

      10.4 - The Registrant's Employee Stock Option Plan, as amended, incorporated by reference to Form S-8 Registration Statement (File No. 33-38400) filed with the Commission on December 21,
                 1990).

      10.5 - Environmental Elements Corporation Supplemental Pension Agreement dated March 1, 1995, between Registrant and Richard
                 E. Hug (incorporated by reference to Form 10-K filed with the Commission on June 26, 1996).

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

      10.6(h) -  Fourth Amendment to Line of Credit Promissory Note and Fifth
                 Amendment to Revolving

                 Credit and Letter of Credit Agreement dated May 18, 2000 and Patent Security Agreement and Trademark Security Agreement dated June 30, 2000 between the Registrant and Mercantile Safe Deposit and Trust Company (incorporated by reference to the Registrant's Form 10-Q filed with the Commission on August 14,
                  2000).

     10.6(i) -   Notices of modification to the Fourth Amendment to the
                 Revolving Credit and Letter of Credit Agreement dated August
                 31, 1999 and the Fifth Amendment to the Revolving Credit and
                 Letter of Credit Agreement dated May 18, 2000 between the
                 Registrant and Mercantile Safe Deposit and Trust Company
                 (incorporated by reference to the Registrant's Form 10-Q filed with the Commission on November 20, 2000).

     10.6(j) -   Letter Amendment dated May 31, 2001 to Revolving Credit and
                 Letter of Credit Agreement between the Registrant and Mercantile Safe Deposit and Trust Company dated November 24,
                 1993 (incorporated by reference to Form 10-K filed with the Commission on June 25, 2001).

     10.6(k) -   Letter Amendment dated March 11, 2002 to Revolving Credit and
                 Letter of Credit Agreement between the Registrant and Mercantile Safe Deposit and Trust Company dated November 24,
                 1993.

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

     10.11 - Employment Agreement dated February 25, 2000 between Registrant and J. L. Sams, filed herewith (incorporated by reference to Form 10-K filed with the Commission on June 25, 2001).

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

     11 - Statement Regarding Computation of Income per Share, filed herewith.

     21 - Subsidiaries of the Registrant (incorporated by reference to Form 10-K filed with the Commission on June 26, 1996.)

     23.1 -      Consent of Arthur Andersen LLP

     99.9 - Letter to the SEC regarding representations made by Arthur Andersen LLP

b) Reports on Form 8-K - No Reports on Form 8-K were filed for the quarter ended March 31, 2002.

All other schedules have been omitted, since the required information is included in the consolidated financial statements, including the notes hereto, or the circumstances requiring inclusion of such schedules are not present.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Environmental Elements Corporation
(Registrant)

/s/ Lawrence Rychlak
-------------------------------------------------
Lawrence Rychlak
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John L. Sams                                                 June 14, 2002
-------------------------------------------------                -------------
John L. Sams                                                     Date
President and Chief Executive Officer

/s/ Joseph Duffy                                                 June 14, 2002
-------------------------------------------------                -------------
Joseph Duffy                                                     Date
Director

/s/ Richard E. Hug                                               June 14, 2002
-------------------------------------------------                -------------
Richard E. Hug                                                   Date
Director

/s/ Barry Koh                                                    June 14, 2002
-------------------------------------------------                -------------
Barry Koh                                                        Date
Director

/s/ John C. Nichols                                              June 14, 2002
-------------------------------------------------                -------------
John C. Nichols                                                  Date
Director and Secretary

/s/ F. Bradford Smith                                            June 14, 2002
-------------------------------------------------                -------------
F. Bradford Smith                                                Date
Director

/s/ Samuel T. Woodside                                           June 14, 2002
-------------------------------------------------                -------------
Samuel T. Woodside                                               Date
Director

                                                                      Schedule I

              Report of Independent Public Accountants on Schedules

     To the Board of Directors and Stockholders of Environmental Elements
Corporation:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Environmental Elements Corporation and subsidiaries in this Form 10-K, and have issued our report thereon dated May 15, 2002. Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. Schedule II-Valuation and Qualifying Accounts is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                         /s/ Arthur Andersen LLP

Baltimore, Maryland,
May 15, 2002

                                                                     Schedule II

                        VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000

                                                Allowance for           Reserve for
                                             Doubtful Accounts         Restructuring
                                            -------------------    --------------------
Balance, March 31, 1999                     $          221,000
Charged (credited) to profit and loss                  112,000       $       1,185,000
   (Deductions) additions                               (4,000)                      -
                                            -------------------    --------------------


Balance, March 31, 2000                                329,000               1,185,000
Charged (credited) to profit and loss                  847,000                       -
   (Deductions) additions                              (17,000)             (1,185,000)
                                            -------------------    --------------------


Balance, March 31, 2001                              1,159,000                       -
Charged (credited) to profit and loss                  145,000                       -
   (Deductions) additions                             (594,000)                      -
                                            -------------------    --------------------


Balance, March 31, 2002                     $          710,000       $               -
                                            ===================    ====================

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

      10.6(j) -   Letter Amendment dated May 31, 2001 to Revolving Credit and
                  Letter of Credit Agreement between the Registrant and Mercantile Safe Deposit and Trust Company dated November 24,
                  1993 (incorporated by reference to Form 10-K filed with the Commission on June 25, 2001).

    10.6(k) -   Letter Amendment dated March 11, 2002 to Revolving Credit and
                Letter of Credit Agreement between the Registrant and Mercantile Safe Deposit and Trust Company dated November 24,
                1993.

      10.8 - The Registrant's 1998 Stock Option Plan (incorporated by reference to Form 10-K filed with the Commission on June 25, 1999.)

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

      10.11 - Employment Agreement dated February 25, 2000 between Registrant and J. L. Sams, filed herewith (incorporated by reference to Form 10-K filed with the Commission on June 25, 2001).

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

      11 - Statement Regarding Computation of Income per Share, filed herewith.

      21 - Subsidiaries of the Registrant (incorporated by reference to Form 10-K filed with the Commission on June 26, 1996.)

      23.1 -    Consent of Arthur Andersen LLP

      99.9 - Letter to the SEC regarding representations made by Arthur Andersen LLP