Form 10-Q
period 2002-06-30
ENVIRONMENTAL ELEMENTS CORP
filed 2002-08-14
CIK 863893

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                     of 1934 For the quarterly period ended

                                  June 30, 2002

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

7,243,590 shares of common stock, $.01 par value per share, as of August 6, 2002.

                       ENVIRONMENTAL ELEMENTS CORPORATION

                                    FORM 10-Q

                         FOR THE QUARTERLY PERIOD ENDED

                                  JUNE 30, 2002

 PART I:  FINANCIAL INFORMATION

 Item 1.    Financial Statements

            Consolidated Balance Sheets as of
               June 30, 2002 and March 31, 2002 .................. 3

            Consolidated Statements of Operations for
               the Three Months Ended June 30, 2002 and 2001 ..... 4

            Consolidated Statements of Cash Flows for
               the Three Months Ended June 30, 2002 and 2001 ..... 5

            Notes to Consolidated Financial Statements ........... 6 - 9

 Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations ..... 10 - 13


 PART II:  OTHER INFORMATION

 Item 1.    Legal Proceedings..................................... 13

 Item 6.    Exhibits and Reports on Form 8-K ..................... 13

 Signatures ...................................................... 14

                     ---------------------------------------

A number of the matters and subject areas discussed in this report are not historical or current facts and deal with potential future circumstances and developments. The discussion of these matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and these discussions may materially differ from our actual future experience involving any one or more of these matters and subject areas. These forward looking statements are also subject generally to risks and uncertainties, including but not limited to, loss of new orders, increased competition, changes in environmental regulations, operating losses, declines in markets for the Company's products and services, insufficient capital resources, and other factors that are described in the Company's filings with the Securities and Exchange Commission, including the report on Form 10-K for the fiscal year ended March 31, 2002.

               Environmental Elements Corporation and Subsidiaries
                           Consolidated Balance Sheets
                     As of June 30, 2002 and March 31, 2002

                                                                                             June 30,              March 31,
-----------------------------------------------------------------------------------------------------------------------------
                                                                                               2002                  2002
=============================================================================================================================
                                                                                           (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                              $    351,000          $    371,000
    Restricted cash                                                                             450,000               419,000
    Accounts and retainage receivable, net of allowance for doubtful
        accounts of $738,000 and $710,000, respectively                                       9,156,000            10,382,000
    Unbilled contract costs and fees                                                          5,957,000             7,353,000
    Inventories                                                                               1,244,000             1,180,000
    Prepaid expenses and other current assets                                                   850,000               801,000
                                                                                           ------------          ------------
        Total current assets                                                                 18,008,000            20,506,000
                                                                                           ------------          ------------

Property and equipment:
    Capital lease, building and improvements                                                  7,596,000             7,348,000
    Machinery, equipment, furniture and fixtures                                              3,348,000             3,157,000
                                                                                           ------------          ------------
                                                                                             10,944,000            10,505,000
    Less - Accumulated depreciation and amortization                                          6,442,000             6,271,000
                                                                                           ------------          ------------
        Property and equipment, net                                                           4,502,000             4,234,000
                                                                                           ------------          ------------

Other assets, net                                                                             2,658,000             2,980,000
                                                                                           ------------          ------------
        Total assets                                                                       $ 25,168,000          $ 27,720,000
                                                                                           ============          ============

LIABILITIES AND STOCKHOLDERS' (DEFICIT) INVESTMENT
Current liabilities:
    Accounts payable                                                                       $ 11,963,000          $ 13,699,000
    Billings in excess of contract costs and fees                                             1,013,000             1,444,000
    Accrued payroll and related expenses                                                        719,000             1,141,000
    Accrued and other current liabilities                                                     3,047,000             2,732,000
                                                                                           ------------          ------------
        Total current liabilities                                                            16,742,000            19,016,000

Long-term liabilities:
    Long-term capital lease obligation                                                        1,546,000             1,546,000
    Long-term line of credit                                                                  8,036,000             7,968,000
    Other non-current liabilities                                                               671,000               696,000
                                                                                           ------------          ------------
        Total liabilities                                                                    26,995,000            29,226,000
                                                                                           ------------          ------------
Commitments and contingencies
Stockholders' (deficit) investment:
    Common stock, par value $.01 per share; 20,000,000 shares authorized,
       7,242,590 and 7,240,748 shares issued and
       outstanding, respectively                                                                 72,000                72,000
    Paid-in capital                                                                          28,574,000            28,574,000
    Cumulative translation adjustment                                                          (310,000)             (383,000)
    Retained deficit                                                                        (30,163,000)          (29,769,000)
                                                                                           ------------          ------------
        Total stockholders' (deficit) investment                                             (1,827,000)           (1,506,000)
                                                                                           ------------          ------------

        Total liabilities and stockholders' (deficit) investment                           $ 25,168,000          $ 27,720,000
                                                                                           ============          ============

The accompanying notes are an integral part of these statements.

              Environmental Elements Corporation and Subsidiaries
                     Consolidated Statements of Operations
               For the Three Months Ended June 30, 2002 and 2001
                                   (Unaudited)

                                                        Three Months Ended
                                                             June 30,
--------------------------------------------------------------------------------
                                                       2002            2001
--------------------------------------------------------------------------------

Sales                                              $ 14,314,000    $ 16,887,000
Cost of sales                                        13,181,000      15,135,000
                                                  -----------------------------
     Gross Profit                                     1,133,000       1,752,000
                                                  -----------------------------

Selling, general and administrative expenses          1,383,000       1,185,000
                                                  -----------------------------
     Operating (Loss) Income                           (250,000)        567,000

Interest and other expense, net                        (144,000)       (262,000)
                                                  -----------------------------
     (Loss) Income before Income Taxes                 (394,000)        305,000

Provision for income taxes                                    -               -
                                                  -----------------------------
     Net (Loss) Income                             $   (394,000)   $    305,000
                                                  =============================

Net (Loss) Income per Share:
   Basic                                           $      (0.05)   $       0.04
                                                  =============================
   Diluted                                         $      (0.05)   $       0.04
                                                  =============================

Weighted average common shares outstanding:
   Basic                                              7,242,260       7,176,329
   Diluted                                            7,242,260       7,274,008

The accompanying notes are an integral part of these statements.

               Environmental Elements Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                For the Three Months Ended June 30, 2002 and 2001
                                   (Unaudited)

--------------------------------------------------------------------------------------------------------
                                                                                  2002           2001
--------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net (loss) income                                                            $  (394,000)   $   305,000
 Non-cash items:
   Depreciation and amortization                                                  182,000        234,000
Effect of changes in operating assets and liabilities:
   Restricted cash                                                                (31,000)            --
   Accounts and retainages receivable, net                                      1,451,000       (941,000)
   Unbilled contract costs and fees                                             1,538,000       (913,000)
   Inventories                                                                     98,000         30,000
   Prepaid expenses and other current assets                                      (49,000)       278,000
   Accounts payable                                                            (1,747,000)    (2,160,000)
   Billings in excess of contract costs and fees                                 (431,000)     2,814,000
   Accrued payroll and related expenses                                          (422,000)       135,000
   Accrued and other current liabilities                                          291,000       (889,000)
   Other non-current liabilities                                                  (25,000)        10,000
                                                                                -----------    -----------
     Net cash flows from operating activities                                     461,000     (1,097,000)
                                                                              -----------    -----------

Cash flows from investing activities:
 Purchases of property and equipment                                             (392,000)       (15,000)
 Acquisition of business assets                                                  (478,000)            --
 Effects of changes in other assets                                               248,000       (287,000)
                                                                              -----------    -----------
     Net cash flows from investing activities                                    (622,000)      (302,000)
                                                                              -----------    -----------

Cash flows from financing activities:
 Net borrowings under line of credit                                               68,000      1,678,000
 Stock options exercised                                                               --         17,000
 Change in cumulative translation adjustment                                       73,000        (59,000)
                                                                              -----------    -----------
     Net cash flows from financing activities                                     141,000      1,636,000
                                                                              -----------    -----------

     Net (decrease) increase in cash and cash equivalents                         (20,000)       237,000

Cash and cash equivalents, beginning of period                                    371,000        366,000
                                                                              -----------    -----------
Cash and cash equivalents, end of period                                      $   351,000    $   603,000
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

3.  SIGNIFICANT TRANSACTIONS

    In April 2002, the Company terminated its participation in its joint venture in China and created a wholly foreign owned enterprise (WFOE). No additional assets were required to be invested in the WFOE other than those distributed in connection with the termination of the joint venture. In connection with this transaction, the Company repatriated approximately $262,000 of its joint venture investment which was in excess of the capital needs of the WFOE. Since its inception, the operations of the WFOE have been included in the accompanying consolidated financial statements.

    In May 2002, the Company acquired the assets of Keepmere Engineering Limited, a provider of repair and maintenance services for power generation and industrial equipment in the United Kingdom. Based on a preliminary allocation of the $478,000 purchase price, the fair value of assets acquired include $210,000 of tangible assets, $37,000 of customer contracts with an average life of two years, $110,000 of intellectual property with an average life of ten years and $121,000 of goodwill. The intangible assets are included in other assets in the accompanying consolidated balance sheet.

4. LONG TERM LINE OF CREDIT

    The Company's principal source of liquidity is its bank credit facility that has been extended to April 1, 2004. That facility provides for secured borrowings of up to $15,000,000 based upon the Company's borrowing base, consisting of unbilled contract costs and fees and certain accounts receivable reduced by outstanding letters of credit. Under the provisions of the credit facility, the Company must comply with certain financial and other covenants. The financial covenant requires that the Company earn net income before taxes of $500,000 for the first half of the fiscal year and earn an additional $500,000 for the second half. As a result of the loss in the first quarter, the Company does not expect to meet the required net income level for the first half of the fiscal year. The Company's bank has been notified of the Company's revised expectations and has informally indicated that it will waive compliance with this covenant and is working with the Company to revise their requirements to reflect the modified expectations. The Company expects to come to agreement with the Bank on new covenants but in the event that an agreement cannot be reached, the Company may not be able to meet its financial obligations until a new credit facility is obtained.

5.  COMMITMENTS AND CONTINGENCIES

    Project dispute-

    The Company has completed its original work under a fixed price contract to provide the design, engineering and materials for the rebuild of an existing electrostatic precipitator. The construction component of the project was awarded to a third party. The precipitator is currently performing at levels that meet the requirements of the State emission standards, but at levels below those specified in the contract. The Company believes that it has fulfilled all of its contractual responsibilities and is working with the customer on a remedy to the problems. The Company has incurred unexpected costs to identify the source of the problem and to assure it has met its contractual obligations.

    In addition, the Company is involved in a dispute with the construction contractor over the liability for certain of the contractor's alleged cost overruns on the project and over certain costs incurred by the contractor at the Company's request. The contractor has unilaterally invoiced the Company $1.8 million for these additional costs, which amount the Company vigorously disputes. The Company has retained legal counsel and has accrued legal and other costs that it expects to incur to resolve these disputes.
    As a result, total estimated costs on the contract now indicate a loss, which the Company has fully accrued in this quarter. The effect of recording this loss was to reduce operating income by $802,000 in the quarter. While the Company has made its best efforts to estimate the final outcome of this contract, there can be no assurance that the contract will not close out better or worse than has been estimated.

    Patent litigation-

    The Company is the exclusive licensee in the United States of certain patented technology for a urea conversion process known as "Ammonia-on-Demand" or AOD(TM). With the approval of its licensor, the Company has granted an end-user sublicense for the process to American Electric Power Service Corporation and its affiliates. Among the processes competing with the Company's AOD process is a process sold by Hamon Research-Cotrell, Inc. under license from EC&C Technologies, Inc.

    On October 26, 2001, American Electric Power Service Corporation and certain of its affiliates filed a declaratory judgment action in the Central District of Ohio against the Company, EC&C Technologies, Inc. and its licensee, Hamon Research-Cotrell, Inc., seeking a ruling that the

    AOD process does not infringe on EC&C Technologies' urea to ammonia patented technology. The complaint was later amended to realign the Company as a plaintiff. Both EC&C Technologies and Hamon Research-Cotrell filed motions to dismiss on the basis of lack of personal jurisdiction.

    On November 30, 2001, EC&C Technologies filed a patent infringement action in the Central District of California against the Company related to the Company's AOD technology. The Company obtained a stay of that proceeding pending a ruling on the motions to dismiss the Ohio litigation. On July 26, 2002, the Ohio court granted EC&C Technologies' and Hamon Research-Cotrell's motions to dismiss, without prejudice.

    On August 5, 2002, the Company notified the California court that the Ohio court had dismissed the Ohio litigation. The docket on which the California litigation is filed is an expedited docket. The Company anticipates that trial may begin within 60 days. The Company also anticipates that American Electric Power will join in this litigation and assist with the defense. If, however, American Electric Power does not join the Company in this litigation, the Company may incur additional legal expenses.

6.  SUPPLEMENTAL CASH FLOW INFORMATION

    Amounts paid in cash for interest during the three months ended June 30, 2002 and 2001 were $123,000 and $190,000, respectively. There were no income taxes paid during either three month period.

7.  SEGMENT INFORMATION

    The Company has three reportable operating segments: the Systems Business Unit, the Services Business Unit, and the Engineered Products Business Unit. The Systems Business Unit provides custom-engineered, original equipment systems to traditionally intensive users of air pollution control (APC) systems. The Services Business Unit provides maintenance, repair, and spare parts products and services to customers with particulate abatement installed APC equipment. The Engineered Products Business Unit is dedicated to finding additional technologies and alliances, and currently includes Ammonia-on-Demand (AOD(TM)) technology and international ventures.

    The segments reported below are the segments of the Company for which separate financial information is available and for which sales and operating income amounts are evaluated by executive management in deciding how to allocate resources and assess performance. During the quarter, the Company refined the criteria that it uses to determine the segment in which a particular project should be managed and reported. This refinement will be used going forward and had no effect on the segment information as reported for the quarter ended June 30, 2001. The effect, if any, of this refinement will be reflected in the disclosure of prior period information in future reports. The Company does not allocate assets to the individual operating segments and there are no intercompany sales transactions between the three operating segments.

    Information about reported segment sales and operating income (loss) for the three months ended June 30, 2002 and 2001 is as follows:

                                                    2002                                       2001
                                  ------------------------------------------ ------------------------------------------
                                                          Operating Income                         Operating Income
    Business Unit                           Sales             (Loss)                   Sales            (Loss)
    ----------------------------- --------------------- -------------------- -------------------- ---------------------
    Systems                               $  5,876,000         $   (765,000)        $  8,523,000            $   73,000
    Services                                 5,416,000              397,000            5,273,000               438,000
    Engineered Products                      3,022,000              118,000            3,091,000                56,000
                                  --------------------- -------------------- -------------------- ---------------------
    Total                                 $ 14,314,000         $   (250,000)        $ 16,887,000            $  567,000
                                  ===================== ==================== ==================== =====================

    The Company attributes revenues to individual geographic areas based upon the country where services are provided or products are delivered. Sales by geographic area for the three months ended June 30, 2002 and 2001 are as follows:

    Geographic Area                       2002                  2001
    --------------------------- --------------------- ---------------------
    United States                       $ 13,448,000          $ 12,410,000
    United Kingdom                           505,000             3,476,000
    Canada                                   159,000               891,000
    Other International                      202,000               110,000
                                --------------------- ---------------------
    Total                               $ 14,314,000          $ 16,887,000
                                ===================== =====================


    8. COMPREHENSIVE INCOME (LOSS)

    Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's comprehensive income
    (loss) for the three months ended June 30, 2002 and 2001 is as follows:

                                                            2002        2001
                                                        ------------ -----------
    Net Income (Loss) as Reported                       $ (394,000)   $ 305,000
    Effect of Foreign Currency Translation Gain (Loss)      73,000      (59,000)
                                                        ------------ -----------
    Comprehensive Income (Loss)                         $ (321,000)   $ 246,000
                                                        ============ ===========

    Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

    The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report and the audited Financial Statements and Management's Discussion and Analysis contained in the Company's Form 10-K for the fiscal year ended March 31, 2002.

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

    RESULTS OF OPERATIONS

    The following table sets forth the percentage relationships to sales of selected items in the Company's consolidated statements of operations (unaudited) for the three months ended June 30, 2002 and 2001:

                                                         2002     2001
                                                      -------- --------
        Sales                                           100.0%   100.0%
        Cost of sales                                    92.1     89.6
                                                      -------- --------
        Gross profit                                      7.9     10.4
        Selling, general and administrative expenses      9.6      7.0
                                                      -------- --------
        Operating income (loss)                         (1.7)%     3.4%
                                                      ======== ========


    THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO
    THREE MONTHS ENDED JUNE 30, 2001

    Sales for the three months ended June 30, 2002 decreased 15.2%, or $2,537,000, to $14,314,000 from $16,887,000. The Services business unit's sales increased 2.7% while the sales in Systems and Engineered Products decreased 31.1% and 2.2%, respectively. The large decrease in revenues in the Systems business unit reflects delays in the awarding of several large projects that were originally anticipated to be released in March, 2002 and are now expected to be released in September, 2002. The Company has negotiated the contract terms with the customers and remains the sole contractor that is working with the customer on these projects and thus expects these contracts to be released in the revised timeframe.

    As a percentage of sales, cost of sales increased to 92.1% in the current period as compared to 89.6% in the same period of the prior year and the Company's gross profit percentage decreased to 7.9% from 10.4%. The decline in gross profit is attributable to losses associated with a specific contract that arose in the first quarter as previously described in Note 5 to the accompanying financial statements (entitled "Commitments and Contingencies"). The impact of recording the total estimated loss on that contract was approximately $802,000 for the three months ended June 30, 2002.

    Selling, general and administrative expenses increased 16.7%, or $198,000 to $1,383,000 from $1,185,000, and as a percentage of sales to 9.6% from 7.0%. These increases were due to the Company's increased investment in its sales and marketing and business development efforts in order to continue the growth in its Services and Engineered Products business units.

    For the reasons set forth above, the Company incurred an operating loss of $250,000, or 1.7% of sales for the quarter ended June 30, 2002, compared to operating income of $567,000, or

    3.4% of sales, for the prior year period.

    Interest and other expense, net of interest and other income, decreased 45.0%, or $118,000, to $144,000 from $262,000. The decrease was primarily due to lower interest costs on the Company's revolving credit line.

    The Company incurred a net loss before income taxes of $394,000, or 2.8% of sales, in the current year quarter, compared to income before income taxes of $305,000, or 1.8% of sales, for the prior year period.

    There was no provision for income taxes in either quarter reported because the effects of the Company's net operating loss carryforwards from prior years substantially eliminated taxes on current year income.

    LIQUIDITY AND CAPITAL RESOURCES

    The Company seeks to arrange its contracts so as to minimize its investment in net working capital, but the amount of this investment varies with the payment terms and stage of completion of its contracts. ("Net working capital invested in contracts" consists of accounts and retainages receivable and unbilled contract costs and fees, less accounts payable and less billings in excess of contract costs and fees.) Net working capital invested in contracts was $2.1 million at June 30, 2002 and $2.6 million at March 31, 2002. The Company also requires capital to the extent that its net cash flows from operating activities are negative.

    Cash and cash equivalents decreased by $20,000 and borrowings under the Company's line of credit increased by $68,000 during the three months ended June 30, 2002. Significant investments which required an investment of cash during the three months ended June 30, 2002 included the acquisition the assets of Keepmere Engineering Limited for $478,000, and investments in leasehold improvements and equipment totaling $392,000. The conversion of the Company's investment in its joint venture in China to a wholly foreign owned enterprise provided an infusion of cash of $262,000.

    The Company's principal source of liquidity is its bank credit facility that has been extended to April 1, 2004. That facility provides for secured borrowings of up to $15,000,000 based upon the Company's borrowing base, consisting of unbilled contract costs and fees and certain accounts receivable reduced by outstanding letters of credit. Under the provisions of the credit facility, the Company must comply with certain financial and other covenants. The financial covenant requires that the Company earn net income before taxes of $500,000 for the first half of the fiscal year and earn an additional $500,000 for the second half. As a result of the loss in the first quarter, the Company does not expect to meet the required net income level for the first half of the fiscal year. The Company's bank has been notified of the Company's revised expectations and has informally indicated that it will waive compliance with this covenant and is working with the Company to revise their requirements to reflect the modified expectations. The Company expects to come to agreement with the Bank on new covenants but in the event that an agreement cannot be reached, the Company may not be able to meet its financial obligations until a new credit facility is obtained.

    At June 30, 2002, the amount outstanding under the bank credit facility was $8.0 million.

    The Company's backlog of unfilled orders at June 30, 2002 decreased 13% to $27.7 million from $31.7 million at June 30, 2001. However, new orders received during the three months ended June 30, 2002 increased 19% from the same period last year, to $13.4 million from $11.3 million.

                           PART II. OTHER INFORMATION

    ITEM 1.    LEGAL PROCEEDINGS

    The Company is the exclusive licensee in the United States of certain patented technology for a urea conversion process known as "Ammonia-on-Demand" or AOD(TM). With the approval of its licensor, the Company has granted an end-user sublicense for the process to American Electric Power Service Corporation and its affiliates. Among the processes competing with the Company's AOD process is a process sold by Hamon Research-Cotrell, Inc. under license from EC&C Technologies, Inc.

    On October 26, 2001, American Electric Power Service Corporation and certain of its affiliates filed a declaratory judgment action in the Central District of Ohio against the Company, EC&C Technologies, Inc. and its licensee, Hamon Research-Cotrell, Inc., seeking a ruling that the AOD process does not infringe on EC&C Technologies' urea to ammonia patented technology. The complaint was later amended to realign the Company as a plaintiff. Both EC&C Technologies and Hamon Research-Cotrell filed motions to dismiss on the basis of lack of personal jurisdiction.

    On November 30, 2001, EC&C Technologies filed a patent infringement action in the Central District of California against the Company related to the Company's AOD technology. The Company obtained a stay of that proceeding pending a ruling on the motions to dismiss the Ohio litigation. On July 26, 2002, the Ohio court granted EC&C Technologies' and Hamon Research-Cotrell's motions to dismiss, without prejudice.

    On August 5, 2002, the Company notified the California court that the Ohio court had dismissed the Ohio litigation. The docket on which the California litigation is filed is an expedited docket. The Company anticipates that trial may begin within 60 days. The Company also anticipates that American Electric Power will join in this litigation and assist with the defense. If, however, American Electric Power does not join the Company in this litigation, the Company may incur additional legal expenses.

    ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

         No exhibits are included in this form 10-Q

(b) Reports on Form 8-K:

         Form 8-K, dated June 14, 2002, reported that the Board of Directors had dismissed Arthur Andersen LLP as the Company's independent auditors and appointed Ernst & Young LLP to serve as Environmental Elements Corporation's independent auditors for the current fiscal year, which ends on March 31, 2003.

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

    Date:  August 14, 2002