Form 10-Q
period 2002-09-30
ENVIRONMENTAL ELEMENTS CORP
filed 2002-11-14
CIK 863893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

1-10955
(Commission File Number)

ENVIRONMENTAL ELEMENTS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	52-1303748
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3700 Koppers St., Baltimore, Maryland	21227
(Address of Principal Executive Offices)	(Zip Code)

410 – 368 – 7000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

7,246,590 shares of common stock, $.01 par value per share, as of November 8, 2002.

ENVIRONMENTAL ELEMENTS CORPORATION

FORM 10-Q

For the Quarterly Period Ended

September 30, 2002

A number of the matters and subject areas discussed in this report are not historical or current facts and deal with potential future circumstances and developments. The discussion of these matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and these discussions may materially differ from our actual future experience involving any one or more of these matters and subject areas. These forward looking statements are also subject generally to risks and uncertainties, including but not limited to, loss of new orders, increased competition, changes in environmental regulations, operating losses, declines in markets for the Company’s products and services, insufficient capital resources, and other factors that are described in the Company’s filings with the Securities and Exchange Commission, including the report on Form 10-K for the fiscal year ended March 31, 2002.

ENVIRONMENTAL ELEMENTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of September 30, 2002 and March 31, 2002

	September 30, 2002	March 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$146,000	$371,000
Restricted cash	461,000	419,000
Accounts and retainage receivable, net of allowance for doubtful accounts of $731,000 and $710,000, respectively	8,162,000	10,382,000
Unbilled contract costs and fees	6,395,000	7,353,000
Inventories	1,226,000	1,180,000
Prepaid expenses and other current assets	999,000	801,000

Total current assets	17,389,000	20,506,000

Property and equipment:
Capital lease, building and improvements	7,357,000	7,348,000
Machinery, equipment, furniture and fixtures	3,074,000	3,157,000

	10,431,000	10,505,000
Less—Accumulated depreciation and amortization	5,780,000	6,271,000

Property and equipment, net	4,651,000	4,234,000

Other assets, net	2,647,000	2,980,000

Total assets	$24,687,000	$27,720,000

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) INVESTMENT
Current liabilities:
Accounts payable	$9,490,000	$13,699,000
Billings in excess of contract costs and fees	1,177,000	1,444,000
Accrued payroll and related expenses	612,000	1,141,000
Accrued and other current liabilities	2,918,000	2,732,000

Total current liabilities	14,197,000	19,016,000
Long-term liabilities:
Long-term capital lease obligation	1,543,000	1,546,000
Long-term line of credit	9,991,000	7,968,000
Other non-current liabilities	673,000	696,000

Total liabilities	26,404,000	29,226,000

Commitments and contingencies
Stockholders’ (deficit) investment:
Common stock, par value $.01 per share; 20,000,000 shares authorized, 7,246,590 and 7,240,748 shares issued and outstanding, respectively	72,000	72,000
Paid-in capital	28,580,000	28,574,000
Cumulative translation adjustment	(253,000)	(383,000)
Retained deficit	(30,116,000)	(29,769,000)

Total stockholders’ (deficit) investment	(1,717,000)	(1,506,000)

Total liabilities and stockholders’ (deficit) investment	$24,687,000	$27,720,000

The accompanying notes are an integral part of these statements.

ENVIRONMENTAL ELEMENTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Periods Ended September 30, 2002 and 2001
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
Sales	$9,263,000	$18,655,000	$23,577,000	$35,542,000
Cost of sales	7,875,000	16,631,000	21,056,000	31,766,000

Gross Profit	1,388,000	2,024,000	2,521,000	3,776,000

Selling, general and administrative expenses	1,277,000	1,441,000	2,660,000	2,626,000

Operating Income (Loss)	111,000	583,000	(139,000)	1,150,000
Interest and other expense, net	(64,000)	(242,000)	(208,000)	(504,000)

Income (Loss) before Income Taxes	47,000	341,000	(347,000)	646,000
Provision for income taxes	—	—	—	—

Net Income (Loss)	$47,000	$341,000	$(347,000)	$646,000

Earnings (loss) per share:
Basic	$0.01	$0.05	$(0.05)	$0.09

Diluted	$0.01	$0.05	$(0.05)	$0.09

Weighted average common shares outstanding:
Basic	7,244,470	7,202,245	7,243,371	7,189,358
Diluted	7,254,177	7,306,682	7,243,371	7,284,557

The accompanying notes are an integral part of these statements.

ENVIRONMENTAL ELEMENTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2002 and 2001
(Unaudited)

	2002	2001
Cash flows from operating activities:
Net (loss) income	$(347,000)	$646,000
Non-cash items:
Depreciation and amortization	355,000	460,000
Effect of changes in operating assets and liabilities:
Restricted cash	(42,000)	—
Accounts and retainages receivable, net	2,445,000	(7,288,000)
Unbilled contract costs and fees	1,100,000	5,160,000
Inventories	116,000	(50,000)
Prepaid expenses and other current assets	(198,000)	(90,000)
Accounts payable	(4,220,000)	218,000
Billings in excess of contract costs and fees	(267,000)	1,549,000
Accrued payroll and related expenses	(529,000)	233,000
Accrued and other current liabilities	162,000	(958,000)
Other non-current liabilities	(23,000)	21,000

Net cash flows from operating activities	(1,448,000)	(99,000)

Cash flows from investing activities:
Purchases of property and equipment	(692,000)	(92,000)
Acquisition of business assets	(478,000)	—
Effects of changes in other assets	237,000	(287,000)

Net cash flows from investing activities	(933,000)	(379,000)

Cash flows from financing activities:
Net borrowings under line of credit	2,023,000	700,000
Reduction of long-term capital lease obligation	(3,000)	(3,000)
Stock options exercised	6,000	80,000
Change in cumulative translation adjustment	130,000	(61,000)

Net cash flows from financing activities	2,156,000	716,000

Net (decrease) increase in cash and cash equivalents	(225,000)	238,000
Cash and cash equivalents, beginning of period	371,000	366,000

Cash and cash equivalents, end of period	$146,000	$604,000

The accompanying notes are an integral part of these statements.

ENVIRONMENTAL ELEMENTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  FINANCIAL INFORMATION

The interim consolidated financial statements included herein for Environmental Elements Corporation and Subsidiaries (the Company) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion, the interim financial data presented herein include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation. Certain reclassifications have been made to prior year balances in order to conform to the current year presentation. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Results for interim periods are not necessarily indicative of results to be expected for the full year.

2.  PER SHARE DATA

Basic earnings per common share was computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share was computed assuming the terms and conditions for the common stock options were met and converted. The difference between the basic and diluted earnings per share, if any, is the dilutive effect of stock options outstanding.

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

4.  LONG TERM LINE OF CREDIT

The Company’s principal source of liquidity is its bank credit facility which expires on April 1, 2004. That facility provides for secured borrowings of up to $15,000,000 based upon the Company’s borrowing base, consisting of unbilled contract costs and fees and certain accounts receivable reduced by outstanding letters of credit. As of September 30, 2002, due to lowered business activity, the Company’s outstanding debt exceeded its borrowing base by approximately $1.8 million. The Company’s bank has approved this excess borrowing and has indicated that it will not place any further restrictions on the Company at this time. If the bank changes its position in the future and enforces stricter limits on the Company’s borrowing levels, the Company could face a significant liquidity problem.

Under the provisions of the credit facility, the Company must comply with certain financial and other covenants. The financial covenant requires that the Company earn net income before taxes of $500,000 for the first half of the fiscal year and earn an additional $500,000 for the second half. The bank has waived compliance with this covenant for the first half of the year but the covenant for the second half of the fiscal year remains in place. Based on current market conditions, the Company may not achieve compliance with the covenant for the second half of the fiscal year and there are no assurances that the bank will waive this compliance in the future. Although the bank has indicated a willingness to consider future compliance waivers, there is no assurance that any such waivers will be granted. The Company’s independent auditors have informed management that if the Company becomes non-compliant with its debt covenants and is unable to obtain a waiver from the bank at the end of its fiscal year, the auditors expect to issue a going concern modification within the auditor’s report on the March 31, 2003 financial statements.

5.  COMMITMENTS AND CONTINGENCIES

Project dispute-

During the first quarter, the Company completed its original work under a fixed price contract to provide the design, engineering and materials for the rebuild of an existing electrostatic precipitator. The construction component of the project was awarded to a third party. The precipitator is currently performing at levels that meet the requirements of the State emission standards, but at levels below those specified in the contract. The Company believes that it has fulfilled all of its contractual responsibilities and is working with the customer on a remedy.

In addition, the Company is involved in a dispute with the construction contractor over liability for certain of the contractor’s alleged cost overruns on the project and over certain costs incurred by the contractor at the Company’s request. The contractor has unilaterally invoiced the Company $1.8 million for these additional costs, which amount the Company vigorously disputes. The Company has retained legal counsel and has accrued legal and other costs that it expects to incur to resolve these disputes.

Patent litigation-

The Company is the exclusive licensee in the United States of certain patented technology for a urea conversion process known as “Ammonia-on-Demand” or AOD™. With the approval of its licensor, the Company has granted an end-user sublicense for the process to American Electric Power Service Corporation and its affiliates. Among the processes competing with the Company’s AOD process is a process patented by EC&C Technologies, Inc.

On November 30, 2001, EC&C Technologies filed a patent infringement action in the Central District of California against the Company. This action was stayed pending resolution of related actions initiated by American Electric Power Service Corporation in Ohio. The Ohio

action was resolved on August 1, 2002, and the California action resumed.

On October 28, 2002, the Company filed a motion in the California action requesting that the action be dismissed because a necessary party, the user of the equipment alleged to infringe on EC&C’s patent, is not named in the suit. This motion is pending.

The Company believes that the AOD technology does not infringe on EC&C’s patents and has obtained what it believes are competent legal opinions to that effect. The outcome of this matter is not presently determinable. A trial is currently scheduled for March, 2004.

6.  SUPPLEMENTAL CASH FLOW INFORMATION

Amounts paid in cash for interest during the six months ended September 30, 2002 and 2001 were $337,000 and $449,000, respectively. Income taxes paid during the six month period ended September 30, 2002 totaled $6,000 while no income taxes were paid in the six months ended September 30, 2001.

7.  SEGMENT INFORMATION

During fiscal year 2001, the Company was restructured and now has three reportable operating segments: the Systems Business Unit, the Services Business Unit, and the Engineered Products Business Unit. The Systems Business Unit provides custom-engineered, original equipment systems to traditionally intensive users of air pollution control (APC) systems. The Services Business Unit provides maintenance, repair, and spare parts products and services to customers with installed APC equipment of the Company’s design and APC and other industrial equipment designed by others. The Engineered Products Business Unit is dedicated to finding additional technologies and alliances, and currently includes Ammonia-on-Demand (AODTM) technology and international ventures.

The segments reported below are the segments of the Company for which separate financial information is available and for which sales and operating income amounts are evaluated by executive management in deciding how to allocate resources and assess performance. During the prior quarter, the Company refined the criteria that it uses to determine the segment in which a particular project should be managed and reported. The effect of this refinement has been reflected in the disclosure of prior period information in this report. The Company does not allocate assets to the individual operating segments and there are no intercompany sales transactions between the three operating segments.

Information about reported segment sales and operating income (loss), after the allocation of selling, general and administrative expenses, for the three months and six months ended September 30, 2002 and 2001 is as follows:

	3 months ended 9/30/02		3 months ended 9/30/01
Business Unit	Sales	Operating Income (Loss)	Sales	Operating Income (Loss)
Systems	$2,969,000	$455,000	$11,536,000	$27,000
Services	5,184,000	(225,000)	6,038,000	894,000
Engineered Products	1,110,000	(119,000)	1,081,000	(338,000)

Total	$9,263,000	$111,000	$18,655,000	$583,000

	6 months ended 9/30/02		6 months ended 9/30/01
Business Unit	Sales	Operating Income (Loss)	Sales	Operating Income (Loss)
Systems	$8,845,000	$(310,000)	$19,533,000	$47,000
Services	10,600,000	172,000	11,837,000	1,385,000
Engineered Products	4,132,000	(1,000)	4,172,000	(282,000)

Total	$23,577,000	$(139,000)	$35,542,000	$1,150,000

The Company attributes revenues to individual geographic areas based upon the country where services are provided or products are delivered. Sales by geographic area for the three months and six months ended September 30, 2002 and 2001 are as follows:

	Three months ended September 30,
Geographic Area	2002	2001
United States	$7,821,000	$14,079,000
United Kingdom	1,052,000	3,894,000
Canada	194,000	131,000
Other International	196,000	551,000

Total	$9,263,000	$18,655,000

	Six months ended September 30,
Geographic Area	2002	2001
United States	$21,272,000	$26,489,000
United Kingdom	1,557,000	7,370,000
Canada	352,000	1,022,000
Other International	396,000	661,000

Total	$23,577,000	$35,542,000

8.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive income (loss) for the six months ended September 30, 2002 and 2001 is as follows:

	2002	2001
Net Income (Loss) as Reported	$(347,000)	$646,000
Effect of Foreign Currency Translation	130,000	(61,000)

Comprehensive Net Income (Loss)	$(217,000)	$585,000

Item 2 MANAGEMENT’S DISCUSSION AND ANALYSIS

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report and the audited Financial Statements and Management’s Discussion and Analysis contained in the Company’s Form 10-K for the fiscal year ended March 31, 2002.

GENERAL

The Company designs, supplies and services systems and equipment and provides aftermarket products that enable its customers to comply with regulations limiting particulate and gaseous emissions. The Company generally is contractually responsible for all phases of design, fabrication and, if included in the scope of the Company’s contract, field construction of its equipment and systems. The Company faces substantial competition in each of its principal markets. Many contracts for the Company’s large-scale systems design and construction projects are awarded through competitive bidding and are undertaken on a fixed-price basis. Like others in its industry, the Company relies on outside suppliers, manufacturers and fabricators to supply parts and components in accordance with the Company’s designs and specifications. When the Company’s scope of work includes installation of equipment, the Company selects and supervises subcontractors for this work. The Company’s successful completion of its contractual obligations is usually determined by performance testing of its systems. The Company’s services and maintenance work is done primarily on a time and material basis and also relies on outside subcontractors and suppliers. This type of work generally is of a shorter duration (1 to 3 months) and does not include performance testing of the service or repairs.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage relationships to sales of selected items in the Company’s consolidated statements of operations (unaudited) for the three and six months ended September 30, 2002 and 2001:

	Three months ended September 30,		Six months ended September 30,
	2002	2001	2002	2001
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	85.0	89.2	89.3	89.4

Gross profit	15.0	10.8	10.7	10.6
Selling, general and administrative expenses	13.8	7.7	11.3	7.4

Operating income (loss)	1.2%	3.1%	(0.6)%	3.2%

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO
THREE MONTHS ENDED SEPTEMBER 30, 2001

Sales for the three months ended September 30, 2002 decreased 50.3% from the same period last year, from $18,655,000 to $9,263,000, with the Systems business unit accounting for most of the decrease. Its revenues decreased 74.3% from those of the same period last year. The well publicized slowdown and liquidity issues facing the utility industry during the past nine months have caused the deferral of several large utility air pollution control projects, while generally soft product demand in the pulp and paper industry has caused further deferral of projects normally available to the Company. This spending slowdown has also been evident to a lesser degree in the Services business unit where revenues decreased 14.1% as compared with the same period last year. The Engineered Products business unit reported a 2.7% increase in revenues.

As a percentage of sales, cost of sales decreased significantly to 85.0% in the current period from the prior year’s 89.2%. As a result, the Company’s gross profit percentage increased to 15.0% from 10.8% in the prior period. The reduced cost of sales percentage and the corresponding increase in gross profit is attributable to the closeout of several projects whose final profit margins were greater than previously estimated. These adjustments totaled approximately $866,000 for the three months ended September 30, 2002.

Selling, general and administrative expenses increased as a percentage of sales to 13.8% from 7.7% as a result of the lowered revenues for the quarter. However, total dollars spent on this expense category decreased from $1,441,000 in 2001 to $1,277,000.

In response to its lower revenues, the Company initiated a reduction in force in October 2002. This action will reduce the Company’s annual salary expense by approximately $1.2 million and will be evident in the fourth quarter, as severance costs will offset the reductions in salary expense in the third quarter.

For the reasons set forth above, the Company earned operating income of $111,000 for the three months ended September 30, 2002, compared to $583,000 for the prior year.

Interest and other expense, net of interest and other income, decreased 73.6%, or $178,000, to $64,000 from $242,000 due to the recognition of a gain on the sale of patent, a royalty payment from a foreign licensee and reduced interest expense due to lower interest rates.

The Company earned income before income taxes of $47,000 in the current period, compared to $341,000 for the prior period.

There was no provision for income taxes in either quarter reported because the effects of the Company’s net operating loss carryforwards from prior years substantially eliminated taxes on current year income.

SIX MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO
SIX MONTHS ENDED SEPTEMBER 30, 2001

Sales for the six months ended September 30, 2002 decreased 33.7% from the same period last year from $35,542,000 to $23,577,000, with the Systems business unit accounting for most of the decrease. Its revenues decreased 54.7% from those of the same period last year due to the cancellation and deferral of the large projects of many of the Company’s utility and pulp and paper customers. Weakened demand coupled with an overall soft national economy has led several of the Company’s customers to defer spending that had been planned for 2002. This spending slowdown was also evident to a lesser degree in the Services and Engineered Products business units where revenues decreased 10.5% and 1.0%, respectively, for the six months ended September 30, 2002.

As a percentage of sales, cost of sales decreased slightly to 89.3% in the current period from the prior year’s 89.4%. The impact of the positive adjustment to cost of sales in the second quarter as discussed in the previous section was offset by the effect of an $802,000 negative adjustment in the first quarter to effect for the estimated loss on a specific project. As a result, the Company’s gross profit percentage remained essentially unchanged at 10.7% for 2002 as compared to 10.6% in the prior period.

Selling, general and administrative expenses increased as a percentage of sales to 11.3% from 7.4% but were comparable in terms of absolute dollars.

For the reasons set forth above, the Company recorded an operating loss of $139,000 for the six months ended September 30, 2002, compared to an operating profit of $1,150,000 for the prior period.

Interest and other expense, net of interest and other income, decreased 58.7%, from $504,000 in 2001, to $208,000 for the six months ended September 30, 2002. The decrease was due to the recognition of a gain on the sale of patent, a royalty payment from a foreign licensee and reduced interest expense due to lower interest rates.

The Company recorded a net loss before income taxes of $347,000 for the six months ended September 30, 2002, compared to income before income taxes of $646,000 in the prior period.

There was no provision for income taxes in either period reported because the effects of the Company’s net operating loss carryforwards from prior years substantially eliminated taxes on current year income.

Liquidity and Capital Resources

The Company seeks to arrange its contracts so as to minimize its investment in net working capital, but the amount of this investment varies with the payment terms and stage of completion of its contracts. (“Net working capital invested in contracts” consists of accounts and retainages receivable and unbilled contract costs and fees, less accounts payable and less billings in excess of contract costs and fees.) Net working capital invested in contracts was $3.9 million at September 30, 2002 and $2.6 million at March 31, 2002. The Company also requires capital to the extent that its net cash flows from operating or investment activities are negative.

Cash and cash equivalents decreased by $225,000 and borrowings under the Company’s line of credit increased by $2.0 million during the six months ended September 30, 2002. Significant investments which required an investment of cash during the six months ended September 30, 2002 included the acquisition of the assets of Keepmere Engineering Limited for $478,000, and investments in leasehold improvements and equipment totaling $692,000. The conversion of the Company’s investment in its joint venture in China to a wholly foreign owned enterprise provided an infusion of cash of $262,000.

The Company’s principal source of liquidity is its bank credit facility which expires on April 1, 2004. That facility provides for secured borrowings of up to $15,000,000 based upon the Company’s borrowing base, consisting of unbilled contract costs and fees and certain accounts receivable reduced by outstanding letters of credit. As of September 30, 2002, due to lowered business activity, the Company’s outstanding debt exceeded its borrowing base by approximately $1.8 million. The Company’s bank has approved this excess borrowing and has indicated that it will not place any further restrictions on the Company at this time. If the bank changes its position in the future and enforces stricter limits on the Company’s borrowing levels, the Company could face a significant liquidity problem.

Under the provisions of the credit facility, the Company must comply with certain financial and other covenants. The financial covenant requires that the Company earn net income before income taxes of $500,000 for the first half of the fiscal year and earn an additional $500,000 for the second half. The bank has waived compliance with this covenant for the first half of the fiscal year but the covenant for the second half remains in place. Based on current market conditions, the Company may not achieve compliance with the covenant for the second half of the fiscal year and there are no assurances that the bank will waive this compliance in the future. Although the bank has indicated a willingness to consider future compliance waivers, there is no assurance that any such waivers will be granted. The Company’s independent auditors have informed management that if the Company becomes non-compliant with its debt covenants and is unable to obtain a waiver from the bank at the end of its fiscal year, the auditors expect to issue a going concern modification within the auditor’s report on the March 31, 2003 financial statements.

At September 30, 2002, the amount outstanding under the bank credit facility was $10.0 million.

Due to declines in the equity markets, the fair value of the Company’s pension fund assets has decreased since December 31, 2001, the date of the most recent actuarial review of the pension plan. In the absence of a significant stock market recovery prior to December 31, 2002, in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”, the Company would record a minimum pension liability adjustment at March 31, 2003. This would result in a direct charge to stockholders’ equity and would not impact net income, but would be included in other comprehensive income. The charge to stockholders’ equity is not presently determinable, but based upon current market valuations would be in the range of $3-$5 million.

The Company’s backlog of unfilled orders at September 30, 2002 decreased 33% to $19.1 million from $28.6 million at March 31, 2002. For the six months ended September 30, 2002, the Company booked approximately $15.6 million of new orders, but several projects that were booked in prior periods had their project scopes reduced by a total of $1.6 million. Thus, the net bookings for the six months ended September 30, 2002 decreased 69% from last year, to $14 million from $45.1 million.

ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information which is required to be included in the periodic reports that the Company must file with the Securities and Exchange Commission.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company is the exclusive licensee in the United States of certain patented technology for a urea conversion process known as “Ammonia-on-Demand” or AOD™. With the approval of its licensor, the Company has granted an end-user sublicense for the process to American Electric Power Service Corporation and its affiliates. Among the processes competing with the Company’s AOD process is a process patented by EC&C Technologies, Inc.

On November 30, 2001, EC&C Technologies filed a patent infringement action in the Central District of California against the Company. This action was stayed pending resolution of related actions initiated by American Electric Power Service Corporation in Ohio. The Ohio action was resolved on August 1, 2002, and the California action resumed.

On October 28, 2002, the Company filed a motion in the California action requesting that the action be dismissed because a necessary party, the user of the equipment alleged to infringe on EC&C’s patent, is not named in the suit. This motion is pending.

The Company believes that the AOD technology does not infringe on EC&C’s patents and has obtained what it believes are competent legal opinions to that effect. The outcome of this matter is not presently determinable. A trial is currently scheduled for March, 2004.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of securities holders at the Annual Meeting of Stockholders held on August 1, 2002:

(a)
The stockholders ratified the selection of Ernst & Young LLP to serve as independent public accountants of the Company for the fiscal year ending March 31, 2003. The matter was approved by a vote of 6,781,425 for, 5,375 against, and 4,500 abstaining. 451,290 shares were not voted.

(b)
The stockholders elected Samuel T. Woodside (6,774,651 for and 16,649 withheld), and F. Bradford Smith (6,730,244 for and 61,056 withheld) as Class II directors for a three-year term expiring at the 2005 Annual Meeting or until their successors are duly elected and qualified. 451,290 shares were not voted for both Mr. Woodside and Mr. Smith. The names of all other directors whose terms of office as directors continued after the meeting are as follows: Richard E. Hug, John L. Sams, Barry Koh, John C. Nichols, and Joseph J. Duffy.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed for the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVIRONMENTAL ELEMENTS CORPORATION
      (Registrant)

/s/ Lawrence Rychlak
Lawrence Rychlak Senior Vice President and Chief Financial Officer

Date:  November 14, 2002