Form 10-Q
period 2002-12-31
ENVIRONMENTAL ELEMENTS CORP
filed 2003-02-14
CIK 863893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended

December 31, 2002

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

YES    ☒                                NO     ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES    ☐                                NO    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

7,249,090 shares of common stock, $.01 par value per share, as of February 10, 2003.

ENVIRONMENTAL ELEMENTS CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

DECEMBER 31, 2002

Certain of the statements included in this Form 10-Q are forward-looking statements. These statements involve risks and uncertainties that could cause the actual results to differ from those expressed or implied by such statements. These factors include loss of new orders, increased competition, changes in environmental regulations, and other factors, including but not limited to, operating losses, declines in markets for the Company’s products and services, and insufficient capital resources. Information on factors that could affect the Company’s financial results are set forth in the Company’s filings with the Securities and Exchange Commission including the report on Form 10-K for the Company’s fiscal year ended March 31, 2002.

Environmental Elements Corporation and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2002 and March 31, 2002

	December 31, 2002	March 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$753,000	$371,000
Restricted cash	193,000	419,000
Accounts and retainage receivable, net of allowance for doubtful accounts of $750,000 and $710,000, respectively	5,683,000	10,382,000
Unbilled contract costs and fees	5,636,000	7,353,000
Inventories	1,339,000	1,180,000
Prepaid expenses and other current assets	860,000	801,000

Total current assets	14,464,000	20,506,000

Property and equipment:
Capital lease, building and improvements	7,362,000	7,348,000
Machinery, equipment, furniture and fixtures	3,165,000	3,157,000

	10,527,000	10,505,000
Less – Accumulated depreciation and amortization	5,931,000	6,271,000

Property and equipment, net	4,596,000	4,234,000

Other assets, net	2,517,000	2,980,000

Total assets	$21,577,000	$27,720,000

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) INVESTMENT
Current liabilities:
Accounts payable	$8,626,000	$13,699,000
Billings in excess of contract costs and fees	1,318,000	1,444,000
Accrued payroll and related expenses	619,000	1,141,000
Accrued and other current liabilities	3,440,000	2,732,000

Total current liabilities	14,003,000	19,016,000
Long-term liabilities:
Long-term capital lease obligation	1,543,000	1,546,000
Long-term line of credit	8,921,000	7,968,000
Other non-current liabilities	683,000	696,000

Total liabilities	25,150,000	29,226,000

Commitments and contingencies
Stockholders’ (deficit) investment:

Common stock, par value $.01 per share; 20,000,000 shares authorized, 7,246,590 and 7,240,748 shares issued and outstanding, respectively	72,000	72,000
Paid-in capital	28,580,000	28,574,000
Cumulative translation adjustment	(224,000)	(383,000)
Retained deficit	(32,001,000)	(29,769,000)

Total stockholders' (deficit) investment	(3,573,000)	(1,506,000)

Total liabilities and stockholders' (deficit) investment	$21,577,000	$27,720,000

The accompanying notes are an integral part of these statements.

Environmental Elements Corporation and Subsidiaries

Consolidated Statements of Operations

For the Periods Ended December 31, 2002 and 2001

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
Sales	$9,329,000	$20,153,000	$32,905,000	$55,695,000
Cost of sales	9,685,000	17,543,000	30,741,000	49,309,000

Gross (Loss) Profit	(356,000)	2,610,000	2,164,000	6,386,000

Selling, general and administrative expenses	1,347,000	1,741,000	4,006,000	4,367,000

Operating (Loss) Income	(1,703,000)	869,000	(1,842,000)	2,019,000

Interest and other expense, net	(182,000)	(166,000)	(390,000)	(670,000)

(Loss) Income before Income Taxes	(1,885,000)	703,000	(2,232,000)	1,349,000

Provision for income taxes	—	—	—	—

Net (Loss) Income	$(1,885,000)	$703,000	$(2,232,000)	$1,349,000

(Loss) earnings per share:
Basic	$(0.26)	$0.10	$(0.31)	$0.19

Diluted	$(0.26)	$0.10	$(0.31)	$0.18

Weighted average common shares outstanding:
Basic	7,246,590	7,212,892	7,244,448	7,197,231
Diluted	7,246,590	7,317,648	7,244,448	7,293,632

The accompanying notes are an integral part of these statements.

Environmental Elements Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the Nine Months Ended December 31, 2002 and 2001

(Unaudited)

	2002	2001
Cash flows from operating activities:
Net (loss) income	$(2,232,000)	$1,349,000
Non-cash items:
Depreciation and amortization	515,000	769,000
Effect of changes in operating assets and liabilities:
Restricted cash	226,000	—
Accounts and retainages receivable, net	4,924,000	(1,121,000)
Unbilled contract costs and fees	1,859,000	4,152,000
Inventories	3,000	(162,000)
Prepaid expenses and other current assets	(59,000)	(50,000)
Accounts payable	(5,084,000)	(2,945,000)
Billings in excess of contract costs and fees	(126,000)	781,000
Accrued payroll and related expenses	(522,000)	366,000
Accrued and other current liabilities	684,000	(551,000)
Other non-current liabilities	(13,000)	32,000

Net cash flows from operating activities	175,000	2,620,000

Cash flows from investing activities:
Purchases of property and equipment	(788,000)	(177,000)
Acquisition of business assets	(478,000)	—
Effects of changes in other assets	358,000	(287,000)

Net cash flows from investing activities	(908,000)	(464,000)

Cash flows from financing activities:
Net borrowings (repayments) under line of credit	953,000	(1,424,000)
Reduction of long-term capital lease obligation	(3,000)	(3,000)
Stock options exercised	6,000	86,000
Change in cumulative translation adjustment	159,000	(74,000)

Net cash flows from financing activities	1,115,000	(1,415,000)

Net increase in cash and cash equivalents	382,000	741,000

Cash and cash equivalents, beginning of period	371,000	366,000

Cash and cash equivalents, end of period	$753,000	$1,107,000

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

3.    SIGNIFICANT TRANSACTIONS

In April 2002, the Company terminated its participation in its joint venture in China and created a wholly foreign owned enterprise (WFOE). No additional assets were required to be invested in the WFOE other than those distributed in connection with the termination of the joint venture. In connection with this transaction, the Company repatriated approximately $262,000 of its joint venture investment, which was in excess of the capital needs of the WFOE. Since its inception, the operations of the WFOE have been included in the accompanying consolidated financial statements.

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

4.    LONG TERM LINE OF CREDIT

The Company’s principal source of liquidity is its bank credit facility which expires on April 1, 2004. That facility provides for secured borrowings of up to $15,000,000 based upon the Company’s borrowing base, consisting of unbilled contract costs and fees and certain accounts receivable reduced by outstanding letters of credit. As of December 31, 2002, due to lowered business activity, the Company’s outstanding debt of $8.9 million exceeded its borrowing base by approximately $3.5 million. The Company’s bank has approved this excess borrowing and has indicated that it will not place any further restrictions on the Company at this time. If the bank changes its position in the future and enforces stricter limits on the Company’s borrowing levels, the Company could face a significant liquidity problem.

Under the provisions of the credit facility, the Company must comply with certain financial and other covenants. The financial covenant requires that the Company earn net income before taxes of $500,000 for the first half of the fiscal year and earn an additional $500,000 for the second half. The bank has waived compliance with this covenant for the first half of the year but the covenant for the second half of the fiscal year remains in place. It is anticipated that the Company will not achieve compliance with the covenant for the second half of the fiscal year and there are no assurances that the bank will waive this compliance in the future. Although the bank has indicated a willingness to consider future compliance waivers, there is no assurance that any such waivers will be granted. The Company’s independent auditors have informed management that if the Company becomes non-compliant with its debt covenants and is unable to obtain a waiver from the bank at the end of its fiscal year, the auditors expect to issue a going concern modification within the auditor’s report on the March 31, 2003 financial statements.

5.    COMMITMENTS AND CONTINGENCIES

Project dispute-

During the first quarter, the Company completed its original work under a fixed price contract to provide the design, engineering and materials for the rebuild of an existing electrostatic precipitator. The construction component of the project was awarded to a third party. The precipitator is currently performing at levels that meet the requirements of the State emission standards, but at levels below those specified in the contract. The Company believes that it has fulfilled all of its contractual responsibilities and is working with the customer on a remedy. The customer has agreed in principle with the Company’s proposed technical and commercial remedy and the customer and the Company are negotiating the final specifics.

The Company is also involved in a dispute with the construction contractor over liability for certain of the contractor’s alleged cost overruns on the project and over certain costs incurred by the contractor at the Company’s request. The contractor has unilaterally invoiced the Company $1.8 million for these additional costs, which amount the Company vigorously disputes. The Company has retained legal counsel and has previously accrued legal and other costs that it expects to incur to resolve these disputes. Based upon recent meetings with the contractor, the Company believes this matter will be the subject of arbitration in accordance with the terms of the subcontract. Although the Company continues to believe that its position is strong, during the third quarter the Company increased its accrual relating to this matter as its estimation of legal costs has increased.

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

On October 28, 2002, the Company filed a motion in the California action requesting that the action be dismissed because a necessary party, the user of the equipment alleged to infringe on EC&C’s patent, is not named in the suit. This motion was denied by the court in December and the dispute is continuing. Due to this denial and the increased likelihood that the Company will incur additional legal and other costs to resolve this dispute, during the third quarter the Company accrued its estimate of those costs.

The Company believes that the AOD technology does not infringe on EC&C’s patents and has obtained what it believes are competent legal opinions to that effect. On January 4, 2003 the Company submitted a counterclaim requesting the court to find EC&C’s patent invalid and restated its arguments of non-infringement.

In February 2003, the Company and EC&C engaged in court supervised mediation and reached a preliminary settlement agreement. This agreement is expected to be finalized and signed during the Company’s fourth fiscal quarter and will not have a material effect on the Company’s consolidated financial statements.

6.    SUPPLEMENTAL CASH FLOW INFORMATION

Amounts paid in cash for interest during the nine months ended December 31, 2002 and 2001 were $492,000 and $556,000, respectively. Income taxes paid during the nine months ended December 31, 2002 totaled $6,000 while no income taxes were paid in the nine months ended December 31, 2001.

7.    SEGMENT INFORMATION

During fiscal year 2001, the Company began reporting three separate operating segments: the Systems Business Unit, the Services Business Unit, and the Engineered Products Business Unit. The Systems Business Unit provides custom-engineered, original equipment systems to traditionally intensive users of air pollution control (APC) systems. The Services Business Unit provides maintenance, repair, and spare parts products and services to customers with installed APC equipment of the Company’s design and APC and other industrial equipment designed by others. The Engineered Products Business Unit is dedicated to finding additional technologies and alliances, and currently includes Ammonia-on-Demand (AODTM) technology and international ventures.

The segments reported below are the segments of the Company for which separate financial information is available and for which sales and operating income amounts are evaluated by executive management in deciding how to allocate resources and assess performance. During the first quarter, the Company refined the criteria that it uses to determine the segment in which a particular project should be managed and reported. The effect of this refinement has been reflected in the disclosure of prior period information in this report. The Company does not allocate assets to the individual operating segments and there are no intercompany sales transactions between the three operating segments.

Information about reported segment sales and operating income (loss) for the three months and nine months ended December 31, 2002 and 2001 is as follows:

	3 months ended 12/31/02		3 months ended 12/31/01
Business Unit	Sales	Operating Income (Loss)	Sales	Operating Income (Loss)
Systems	$4,073,000	$(505,000)	$10,752,000	$162,000
Services	4,221,000	(370,000)	4,176,000	454,000
AOD	1,035,000	(828,000)	5,225,000	253,000

Total	$9,329,000	$(1,703,000)	$20,153,000	$869,000

	9 months ended 12/31/02		9 months ended 12/31/01
Business Unit	Sales	Operating Income (Loss)	Sales	Operating Income (Loss)
Systems	$12,917,000	$(815,000)	$30,810,000	$264,000
Services	14,822,000	(197,000)	15,487,000	1,783,000
AOD	5,166,000	(830,000)	9,398,000	(28,000)

Total	$32,905,000	$(1,842,000)	$55,695,000	$2,019,000

The Company attributes revenues to individual geographic areas based upon the country where services are provided or products are delivered. Sales by geographic area for the three months and nine months ended December 31, 2002 and 2001 are as follows:

	Three months ended December 31,
Geographic Area	2002	2001
United States	$8,855,000	$18,684,000
United Kingdom	243,000	1,251,000
Canada	197,000	37,000
Other International	34,000	181,000

Total	$9,329,000	$20,153,000

	Nine months ended December 31,
Geographic Area	2002	2001
United States	$30,125,000	$45,173,000
United Kingdom	1,800,000	8,621,000
Canada	550,000	1,059,000
Other International	430,000	842,000

Total	$32,905,000	$55,695,000

8.    COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive income (loss) for the nine months ended December 31, 2002 and 2001 is as follows:

	2002	2001
Net Income (Loss) as Reported	$(2,232,000)	$1,349,000
Effect of Foreign Currency Translation Loss	159,000	(74,000)

Comprehensive Net Income (Loss)	$(2,073,000)	$1,275,000

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

RESULTS OF OPERATIONS

The following table sets forth the percentage relationships to sales of selected items in the Company’s consolidated statements of operations (unaudited) for the three and nine months ended December 31, 2002 and 2001:

	Three months ended December 31,		Nine months ended December 31,
	2002	2001	2002	2001
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	103.8	87.0	93.4	88.5

Gross profit (loss)	(3.8)	13.0	6.6	11.5
Selling, general and administrative expenses	14.5	8.7	12.2	7.9

Operating income (loss)	(18.3)%	4.3%	(5.6)%	3.6%

THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO

THREE MONTHS ENDED DECEMBER 31, 2001

Accruals during the quarter for a dispute with a subcontractor, for unresolved patent litigation and for the potential realization of a retainage receivable, together with severance costs related to the Company’s reduction in force made during October aggregate $950,000 of the $1,703,000 operating loss for the quarter. The remaining $753,000 operating loss, which compares with an operating profit of $869,000 for the same quarter a year ago, is due to a combination of lower sales levels in the Systems and Engineered Products business units combined with lower labor utililization and an absence of higher margin opportunities in the Services business unit, all as discussed in more detail below.

Sales for the three months ended December 31, 2002 decreased $10,824,000 or 53.7% compared to the same period last year, from $20,153,000 to $ 9,329,000. The greatest decrease, $6,679,000 was in the Systems business unit and resulted from the absence of new orders during the late first and entire second fiscal quarters, as discussed in the Company’s second quarter press release and Form 10 Q. The Company believes this decrease in new orders was the result of significantly lower air pollution control systems expenditures by the Company’s traditional customers, as both the utility and the pulp and paper industries have experienced well publicized challenging conditions in recent months. At current quarter volumes, gross margins were not sufficient to absorb business unit overheads and allocated SG&A, leading directly to the loss reported and to the significant decrease of operating results compared to the prior year. During the third quarter and in the fourth quarter to date, the Company has received increased orders within its Systems and Services business units and expects fourth quarter results to improve significantly over third quarter results. However, the Company does not expect that fourth quarter sales volumes in the Systems business unit will be sufficient for that business unit to report an operating profit.

Sales were also down significantly ($4,190,000 or 80%) in the Engineered Products business unit, due to the winding down of the Company’s equipment only contract with American Electric Power, combined with an absence of new orders for AOD equipment. The Company believes that AOD orders will remain at relatively low levels for the foreseeable future because extended compliance deadlines have permitted affected utilities to delay procurement of equipment necessary for NOx compliance. Like the Systems business unit, current Engineered Products business unit volumes do not generate gross margins sufficient to absorb the business unit’s overhead and allocated SG&A expenses, resulting in a significant operating loss for the quarter and to the significant decrease in operating results compared to the prior year. During the third quarter the Company consolidated the management and administration of the Engineered Products and Systems business units to reduce its overhead expenses. The resultant reduction in force resulted in severance costs during the quarter which were reflected in these business units’ operating results. The Company expects the reduced overhead levels resulting from the consolidation to improve fourth quarter results. However, unless the Engineered Products business unit is able to realize revenues from the sale of optional items in its current releases, the Company does not believe it will have sales levels sufficient to show an operating profit for the fourth quarter.

The Services business unit reported slightly higher sales for the quarter, $4,221,000 compared to $4,176,000 in the same quarter last year. Results for the business unit, however, were a loss of $370,000 for the current year compared to an operating profit of $454,000 for the same quarter last year. The $824,000 decrease in operating profit on similar sales volume is due to the fact that the utilization of Services business unit personnel was lower in the third quarter of fiscal 2003 than in the prior year and the overall project margins for 2003, while only slightly lower than historical levels, were significantly lower than those of the prior period. The project margins realized in the third quarter of last fiscal year were significantly higher due to margin increases and cost reductions on several larger projects that were completed in that period. During the third quarter and in the fourth quarter to date, the Services business unit has received significantly more new orders than during the second quarter. As a result, the Company expects the Services business unit to report an operating profit for the fourth quarter. However, the Company expects that the Services unit operating profit will not be sufficient to offset the combined Systems and Engineered Products operating losses and the Company therefore expects to report an operating loss for the fourth quarter.

Selling, general and administrative expenses decreased 22.6%, from $1,741,000 to $1,347,000 for the period, but increased as a percentage of sales to 14.5% from 8.7% due to the lower sales level. The overall decrease was due to continued cost containment and a reduction in force that was implemented in October 2002.

For the reasons set forth above, the Company incurred an operating loss of $1,703,000 for the three months ended December 31, 2002, compared to operating income of $869,000 in the prior year.

Interest and other expense, net of interest and other income, increased 9.6%, or $16,000, to $182,000 from $166,000. The increase was due to increased borrowings on the Company’s line of credit netted by interest income on restricted cash.

The Company realized a net loss before income taxes of $1,885,000 in the current period, compared to net income of $703,000 for the prior period.

There was no benefit from income taxes in the three months ended December 31, 2002 because the Company incurred pre-tax losses and recorded a valuation reserve offsetting the deferred tax benefit. There was no provision for income taxes in the three months ended December 31, 2001 because the effects of the Company’s net operating loss carryforwards from prior years substantially eliminated current taxes.

NINE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO

NINE MONTHS ENDED DECEMBER 31, 2001

Sales for the nine months ended December 31, 2002 were $32,905,000, a 40.9% decrease from the same period last year. All of the Company’s business segments experienced sales declines due to the continued market weakness in the utility and pulp and paper industries, the Company’s main customer segments. In addition to fewer opportunities for the Company’s Systems and Engineered Products business units due to deferrals and cancellations of large, capital intensive projects, many of the Company’s customers have also deferred their repair, rebuild and maintenance expenditures negatively impacting the Services business unit. The Company has seen an increase in its business activity in the last sixty days and has been awarded several Systems and Services projects.

As a percentage of sales, cost of sales increased to 93.4% in the current period from 88.5% in the prior period. As a result, the Company’s gross profit percentage decreased to 6.6% from 11.5% in the prior period. The higher cost of sales percentage and the corresponding reduction in the Company’s gross profit percentage was attributable to several factors. The lowered sales volume that the Company experienced for the period did not allow for the Company to sufficiently cover the fixed component of its cost of sales. In addition, in the third fiscal quarter the Company made accruals for pending litigation, a dispute with a subcontractor, and for the potential realization of a retainage receivable, and recorded severance costs in connection with an October reduction in force, for a total charge of $950,000, all as discussed above. As a result, the Company’s gross profit percentage decreased to 6.6% from 11.5% in the prior period. Without the accruals and severance costs, gross profit decreased to 9.5% of sales.

Selling, general and administrative expenses decreased 8.3%, from $4,367,000 to $4,006,000 for the period, but increased as a percentage of sales to 12.2% from 7.9% due to the lower sales level. The overall decrease was due to continued cost containment and a reduction in force that was implemented in October 2002.

For the reasons set forth above, the Company realized an operating loss of $1,842,000 for the nine months ended December 31, 2002, compared to operating income of $2,019,000 for the prior period.

Interest and other expense, net decreased 41.8%, or $280,000, to $670,000. The decrease was due to the recognition of a gain on the sale of patent, and a royalty payment from a foreign licensee, offset by higher interest expense due to increased borrowing levels.

The Company incurred a net loss before income taxes of $2,232,000 in the current period, compared to net income of $1,349,000 for the prior period.

There was no benefit from income taxes in the nine months ended December 31, 2002 because the Company incurred pre-tax losses and recorded a valuation reserve offsetting the deferred tax benefit. There was no provision for income taxes in the nine months ended December 31, 2001 because the effects of the Company’s net operating loss carryforwards from prior years substantially eliminated current taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company seeks to arrange its contracts so as to minimize its net working capital invested in contracts, but the amount of this investment varies with the payment terms and stage of completion of its contracts. (“Net working capital invested in contracts” consists of accounts and retainages receivable and unbilled contract costs and fees, less accounts payable and less billings in excess of contract costs and fees.) Net working capital invested in contracts was $1.4 million at December 31, 2002 and $2.6 million at March 31, 2002. The Company also requires capital to the extent that its net cash flows from operating or investment activities are negative.

Cash and cash equivalents increased by $382,000 and borrowings under the Company’s line of credit increased by $1.0 million during the nine months ended December 31, 2002. Significant investments which required an investment of cash during the nine months ended December 31, 2002 included the acquisition of the assets of Keepmere Engineering Limited for $478,000, and investments in leasehold improvements and equipment totaling $788,000. The conversion of the Company’s investment in its joint venture in China to a wholly foreign owned enterprise provided an infusion of cash of $262,000.

The Company’s principal source of liquidity is its bank credit facility which expires on April 1, 2004. That facility provides for secured borrowings of up to $15,000,000 based upon the Company’s borrowing base, consisting of unbilled contract costs and fees and certain accounts receivable reduced by outstanding letters of credit. As of December 31, 2002, due to lowered business activity, the Company’s outstanding debt of $8.9 million exceeded its borrowing base by approximately $3.5 million. The Company’s bank has approved this excess borrowing and has indicated that it will not place any further restrictions on the Company at this time. If the bank changes its position in the future and enforces stricter limits on the Company’s borrowing levels, the Company could face a significant liquidity problem.

Under the provisions of the credit facility, the Company must comply with certain financial and other covenants. The financial covenant requires that the Company earn net income before income taxes of $500,000 for the first half of the fiscal year and earn an additional $500,000 for the second half. The bank has waived compliance with this covenant for the first half of the fiscal year but the covenant for the second half remains in place. It is anticipated that the Company will not achieve compliance with the covenant for the second half of the fiscal year and there are no assurances that the bank will waive this compliance in the future. Although the bank has indicated a willingness to consider future compliance waivers, there is no assurance that any such waivers will be granted. The Company’s independent auditors have informed management that if the Company becomes non-compliant with its debt covenants and is unable to obtain a waiver from the bank at the end of its fiscal year, the auditors expect to issue a going concern modification within the auditor’s report on the March 31, 2003 financial statements.

Due to declines in the equity markets, the fair value of the Company’s pension fund assets has decreased since December 31, 2001, the date of the most recent actuarial review of the pension plan. Thus, in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”, the Company will record a minimum pension liability adjustment at March 31, 2003. This will result in a direct charge to stockholders’ equity and will not impact net income, but will be included in other comprehensive income. The exact amount of the charge to stockholders’ equity has not yet been determined by the Company’s actuary but, based upon an initial estimate, would be approximately $3 million.

The Company’s backlog of unfilled orders at December 31, 2002 decreased 39% to $17.4 million from $28.6 million at March 31, 2002. As previously discussed, the Company has experienced a recent increase the levels of its business activity and the level of its bookings have also increased. Bookings for the second quarter of the fiscal year were approximately $662,000, but increased to approximately $7.7 million in the third quarter. The net bookings for the nine months ended December 31, 2002 decreased 65% from last year, to $21.7 million from $62.3 million.

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

On October 28, 2002, the Company filed a motion in the California action requesting that the action be dismissed because a necessary party, the user of the equipment alleged to infringe on EC&C’s patent, is not named in the suit. This motion was denied by the court in December and the dispute is continuing. Due to this denial and the increased likelihood that the Company will incur additional legal and other costs to resolve this dispute, during the third quarter the Company accrued its estimate of those costs.

The Company believes that the AOD technology does not infringe on EC&C’s patents and has obtained what it believes are competent legal opinions to that effect. On January 4, 2003 the Company submitted a counterclaim requesting the court to find EC&C’s patent invalid and restated its arguments of non-infringement.

In February 2003, the Company and EC&C engaged in court supervised mediation and reached a preliminary settlement agreement. This agreement is expected to be finalized and signed during the Company’s fourth fiscal quarter and will not have a material effect on the Company’s consolidated financial statements.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed for the quarter ended December 31, 2002.

Exhibits:

99.1	Section 906 Certification of John L. Sams

99.2	Section 906 Certification of Lawrence Rychlak

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVIRONMENTAL ELEMENTS CORPORATION

(Registrant)

/s/ Lawrence Rychlak

Lawrence Rychlak

Senior Vice President and Chief Financial Officer

Date:    February 14, 2003

Certification of Principal Executive Officer

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, John L. Sams, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Environmental Elements Corporation;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003	/s/ John L. Sams
John L. Sams President and Chief Executive Officer (Principal Executive Officer)

Certification of Principal Financial Officer

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Lawrence Rychlak, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Environmental Elements Corporation;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003	/s/ Lawrence Rychlak
Lawrence Rychlak Senior Vice President and Chief Financial Officer (Principal Financial Officer)