Form 10-K
period 2003-03-31
ENVIRONMENTAL ELEMENTS CORP
filed 2003-06-30
CIK 863893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Fiscal Year ended March 31, 2003

Commission File Number 1-10955

ENVIRONMENTAL ELEMENTS CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	52-1303748
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3700 Koppers St., Baltimore, Maryland	21227
(Address of Principal Executive Offices)	(Zip Code)

(410) 368-7000

Registrant’s telephone number, including area code

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Common stock, par value $0.01 per share, The American Stock Exchange, LLC

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  YES  ☐  NO  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 20, 2003 was approximately $14.9 million based upon the closing price of $2.04. The number of shares outstanding of the registrant’s Common Stock as of June 20, 2003 was 7,282,420.

ENVIRONMENTAL ELEMENTS CORPORATION

FORM 10-K

A NOTE ABOUT FORWARD-LOOKING STATEMENTS

There are forward-looking statements in this filing including, the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, that are based on management’s beliefs and assumptions and on information currently available to management. Forward-looking statements include the information concerning business strategies, financing, competition, potential growth opportunities and future operating results. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes”, “expects”, “anticipates”, “intends”, “plans”, “estimates” or similar expressions.

Forward-looking statements involve risks, uncertainties and assumptions and actual results may differ materially from those expressed in these forward-looking statements. The reader of this filing should not put undue reliance on any forward-looking statements and should understand that many factors could cause results to differ materially from those expressed in these forward-looking statements. These factors include-

•	The loss of bookings

•	Increased competition

•	Changes in environmental regulations

•	Ability of the Company to protect its intellectual property rights

•	Unanticipated increases in project costs

•	Continued availability of capital

PART I

ITEM 1.	BUSINESS

General

Environmental Elements Corporation (“EEC” or “the Company”) supplies, services and maintains proprietary air pollution control systems and products which enable customers to operate their facilities in compliance with regulatory standards limiting particulate and gaseous emissions. The Company offers large-scale, custom-engineered systems and standardized, pre-engineered products. The Company’s business strategy is to sell and service a broad array of proprietary state-of-the-art technologies to traditionally intensive users of air pollution control systems, including two primary customer groups – electricity producers and pulp and paper producers. In the last three years the Company has focused its efforts on marketing products and on increasing its service and maintenance operations. At the same time, the Company has also been more selective in its custom systems business. In 2002, these efforts produced more consistent operating results throughout the year and a revenue mix that was more balanced among custom systems, standardized products, and service and maintenance. In 2003, the Company’s major customer groups, electricity producers and pulp and paper producers, responded to adverse economic conditions by, among other things, sharply reducing their purchases of the services and products sold by the Company. As a result, the Company suffered a sharp reduction in its revenues.

The Company is organized in three reportable operating segments; the Systems Business Unit, the

Services Business Unit and the Engineered Products Business Unit. The Systems Business Unit contains the Company’s systems business; the Services Business Unit contains the Company service and maintenance (including spare parts) business; and the Engineered Products Business Unit contains the Company’s standard product business, which currently consists primarily of its Ammonia-on-Demand (AOD®) products. AOD is a trademark licensed exclusively to the Company from Hera LLC and Siirtec Nigi, S.p.A.

The Company and its predecessor have been engaged in the air pollution control business since 1946. The Company’s principal executive offices are located at 3700 Koppers Street, Baltimore, Maryland 21227. Its telephone number is (410) 368-7000, and its website address is www.eecl.com. The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on From 8-K, and amendments to these reports are available free of charge on its website as soon as reasonably practicable after it files these reports with the SEC.

Services Business

Air pollution control systems operate under extreme conditions; therefore, maintenance and service of these systems is an ongoing requirement. The Company provides complete and partial rehabilitation and rebuilding of air pollution control systems, often involving design and installation work, and also provides ongoing maintenance services and spare parts on routine or emergency response basis. These services may include the provision of rebuild project materials, construction services, and field engineering services including inspection, testing, rebuild supervision, and equipment performance evaluation services. The Company provides maintenance and repair products and services from its headquarters and from regional maintenance centers located near its customers. The Company believes that the services business represents a significant long-term opportunity. Accordingly, over the last few years, the Company established seven regional maintenance centers that are located in Wisconsin, Florida, Virginia, Texas, Pennsylvania, Canada and the United Kingdom. These centers are helping to leverage the Company’s local presence into a variety of new business relationships with clients that depend on in-market expertise and rapid response.

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

Systems Business

In its Systems Business the Company enters into contracts for original equipment systems and major rehabilitation and rebuild projects. Customers may purchase a combination of the Company’s systems as an integrated pollution control solution, but, more typically, they purchase individual systems from the Company to operate in conjunction with systems or products supplied by others. In this business, the Company’s responsibilities include the design, fabrication, start-up, testing and (in certain instances) field construction of its systems. The Company is responsible for its systems’ meeting performance standards for the removal of specified amounts of gaseous or particulate matter from combustion exhaust gases.

The Company performs design and process engineering for its systems. This involves determining the size, geometry, mechanical, electrical and structural characteristics needed to meet the performance standards, creating the detail design and developing specifications for all structural, electrical, mechanical, piping and chemical components. The Company generally does not manufacture or fabricate its systems although it fabricates precipitator components at its production facility in China for use in its systems in other markets. The Company purchases from outside vendors most of the various components in its systems, including standard inventory items and items made to the Company’s specifications. The Company manages all of the technical and commercial aspects of the performance of its contracts, including the start-up of its systems. The Company generally hires and supervises subcontractors for field construction but more recently in some instances has used its own employees in field construction activities.

The Company supplies electrostatic precipitators primarily to power generation and pulp and paper customers. An electrostatic precipitator removes particulate matter from combustion exhaust streams. The particulate in the gases becomes electrically charged as it passes positively charged high-voltage electrodes and is then attracted to oppositely charged collecting plates. The collected material is periodically removed from the plates by rapping or vibration. The Company’s precipitators include computerized power control systems that allow the precipitators to respond automatically to changing operating conditions. The Company’s installed base of electrostatic precipitators is one of the largest in North America.

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

In general, the Company’s systems contracts have terms ranging from 12 to 36 months and require the Company to meet specified performance milestones. Many of these contracts are on a fixed-price basis, under which the Company bears the risk of cost overruns. From time to time, the Company experiences losses in connection with these contracts.

Alliance Agreements

A key component of the Company’s marketing strategy has been the development of closer relationships with certain important customers and with suppliers of complementary pollution control equipment. To that end, the Company has entered into alliance agreements with several major customers which name the Company as the exclusive provider or the preferred provider of certain products and services to that customer. The Company has also entered into alliance agreements with other industry suppliers which provide for cooperative marketing arrangements.

During fiscal 2002, the Company signed an agreement with American Electric Power Co. Inc. (AEP) that establishes the Company as the exclusive supplier of urea-to-ammonia systems for those of AEP’s generating facilities where AEP decides to proceed with installations of the urea-to-ammonia technology. To date, AEP has employed the AOD technology as part of a program designed to achieve federally mandated reductions in NOx emissions at a total of eight generating plants.

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

Given the existence of stringent domestic air emissions standards, domestic demand for the Company’s systems and technologies generally arises from the following principal sources: the need for replacement, rehabilitation and rebuilding of air pollution control systems on aging electric utilities and on pulp and paper manufacturing facilities; construction of new electricity-generating facilities, particularly those operated under cogeneration and “private power” arrangements; and continued expansion of pulp and paper manufacturing capacity. Demand from any one of these sources may vary significantly from year to year depending on economic, regulatory and other factors including industry cycles.

Emerging international demand for the Company’s products is driven primarily by a combination of electric generation and other infrastructure improvement and the passage or enforcement of existing regulations limiting gaseous and particulate emissions in developing countries.

Markets Served

The Company has historically followed a strategy of limiting its business to systems, products and technologies for air pollution control and focusing within that business on selected markets in which the Company believes it can build upon its reputation for expertise and reliability. The Company’s current targeted markets are electric utilities and private power generators, pulp and paper producers and certain other process industries throughout the United States, Canada, United Kingdom and selected areas of Asia. During fiscal 2003, the Company received its first contract to supply precipitator parts to the Chinese air pollution control industry. The Company believes its wholly owned Chinese subsidiary is well positioned to emerge as a consistent supplier to this industry in the future.

Currently, the Company offers a select line of systems and technologies to meet the various needs of electric utilities and other electric power generators for control of air emissions at new and existing facilities. The Company’s principal product sold to the electric-generating market is its Rigitrode® electrostatic precipitator. The Company is bidding, and will continue to bid, contract opportunities in the utility market.

The Company also offers to the utility industry a range of fabric filter systems to control particulate emissions. In recent years, the Company has been successful in marketing its fabric filter systems to private power projects that either cogenerate electricity and thermal energy or generate electricity alone for sale to utilities.

The Company has installed over 500 electrostatic precipitators at pulp and paper plants in the United States and Canada. The Company attributes its success in this market to the competitive advantages of its Rigitrode® precipitator and to its reputation for reliability and service. The Company has established long-standing relationships, in many cases covering more than 40 years, with leading firms in the industry.

In addition to serving the principal markets described above, the Company sells its systems to customers in the generation of energy from waste, the petroleum refining and certain materials processing industries, including mining, metals conversion, cement production and steel manufacturing. The Company’s sales in these markets consist primarily of scrubbers, fabric filters and electrostatic precipitators. The Company believes that it is competitive in these other markets.

The Company markets its maintenance and repair services to both existing and new customers in the utility industry, to pulp and paper companies and to other industrial companies. These services include ongoing scheduled maintenance operations as well as repairs, retrofits and rebuilds to existing air pollution control systems. In addition, the Company sells spare parts to a wide range of customers in these industries.

In addition, the Company’s AOD technology is being aggressively marketed to the power generation industry as a reliable, safer alternative than other ammonia delivery systems. The AOD technology is a component of a program to achieve mandated reductions in NOx discharge. This technology is primarily being marketed to the power industry.

Bookings and Backlog Information

The information required by this item is contained under the caption “Bookings and Backlog” in Item 7– Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Research and Development

The Company has an ongoing program for development and commercialization of new air pollution control technologies and for enhancement of existing technologies. During fiscal 2001, the Company refocused its spending on research and concentrated on development programs focused on the improvement of existing technologies and the identification of commercial technologies that could be readily added to its product line. The Company did not spend any significant amounts on product development in fiscal 2003 compared with $450,000 and $277,000 during fiscal 2002 and 2001, respectively. Among other important activities, the Company has developed an advanced technology for the control of sub-micron sized particulate (the Fine Particulate Agglomerator, or FPA™) and has acquired both domestic and international patent protection. The FPA is particularly suited to utility and industrial boilers as these plants are subject to increasingly stringent fine particulate emission regulations. The FPA technology has undergone full-scale commercialization and is being marketed throughout the world.

Patents

The Company is the exclusive licensee in the United States of certain patented technology for a urea conversion process known as “Ammonia-on-Demand” or AOD®. With the approval of its licensor, EEC has granted an end-user sublicense for the process to American Electric Power. During fiscal 2002, the owner of a patent covering a competing urea conversion process filed suit against the Company alleging that the Company’s AOD process infringed on its patent. During fiscal 2003, the Company and the plaintiffs in the lawsuit reached an agreement in principle in a court-facilitated mediation. Under the settlement, the Company will continue to pursue the AOD market. Costs of the litigation and the settlement are included in operating results for fiscal 2003. The agreement in principle has been approved by the boards of directors of each of the plaintiffs, and it is expected that a final settlement agreement will be signed by all parties in the near future.

The Company owns or has the rights to a number of other patents, patent applications, and other proprietary technologies that are important to various aspects of its business. While many individual patents are not considered material to the conduct of the Company’s business as a whole, the Company views its patent protection with respect to its Fine Particulate Agglomerator™ technology as potentially providing the Company with a significant advantage in the marketing of its precipitators this patent expires in April, 2016. Generally, however, the Company believes that its ability to compete in the air pollution control industry depends primarily on its engineering and technological expertise, rather than on patent protection.

Sales and Marketing

The Company’s sales and marketing efforts are organized to provide emphasis and focus by both geographic region and market area. Market areas include the power industry, the industrial market, and aftermarket products and services. The Company has integrated its maintenance and field service resources with a regional sales network, linked to its regional service centers, allowing it to build long term customer relationships and provide solutions to customers’ needs in a highly responsive manner. The sales efforts are technical in nature and involve its sales and marketing professionals, supported by the Company’s senior technical and management professionals, who provide product-based expertise to all regional and market areas. The Company’s sales and marketing group consists of industry and regional sales managers and sales representatives.

Although the Company seeks to obtain repeat business from its customers, it does not depend on any single customer to maintain its level of activity from year to year. Three customers accounted for more than 43% of the Company’s sales in 2003; three customers accounted for more than 57% of the sales in 2002; and two customers accounted for more than 31% of the Company’s sales in 2001. The Company’s relationship with American Electric Power through its alliance agreement resulted in all of the fiscal 2003 and 2002 revenues in the AOD business unit and 15% of total sales for fiscal 2003. Another customer, Smurfit-Stone Container Corporation accounted for approximately 22% of total fiscal year 2003 sales. At fiscal year end 2003, approximately 23% of the Company’s accounts and retainages receivable were due from companies within the power industry and approximately 69% were due from companies within the pulp and paper industry.

The Company’s foreign sales are generated through its service centers in Canada and the UK, royalties from international licensees and direct sales efforts and were 8% of total sales in fiscal 2003, 13% of total sales in fiscal 2002, and 21% of sales in fiscal 2001. In order to take advantage of certain overseas market opportunities, the Company has established licensing agreements with companies in the People’s Republic of China, India, South Korea, and Brazil under which the Company is entitled to royalties based upon sales in the licensed territory. These agreements do not currently represent a material source of income. In addition to the licenses, the Company was a part owner of a joint venture in China that manufactures certain precipitator components for use by the Company and its licensee. In April 2002, the Company terminated its participation in the joint venture and created a wholly owned foreign enterprise in order to gain full control over its Chinese operations

Suppliers and Subcontractors

Like other companies in its industry, the Company relies on outside suppliers, manufacturers and fabricators to supply parts and components in accordance with the Company’s specifications. In addition, in cases in which the Company’s scope of work includes installation of equipment, the Company selects and supervises subcontractors for this work. To date, the Company has not experienced difficulties either in obtaining fabricated components incorporated in its systems or in obtaining qualified subcontractors. It has been the Company’s recent experience, however, that in times of recession or other industry downturns, the Company is more likely to be faced with subcontractor performance problems and construction claims asserted by certain of its subcontractors. In response, the Company is required to more aggressively manage its construction activities and contracts, and, in some cases, be subject to unanticipated costs.

The Company’s vendor sources for various components, materials and parts used in its systems, including certain electrodes, collecting plates, control switches, electrical components, and other components, include a substantial number of firms. The Company does not depend on any one of these vendors to a material extent, and in any event the Company believes that alternative vendors would be available if needed. With respect to fabricators, the Company has satisfactory relationships with fabricators throughout the United States and Canada. Similarly, with respect to installation subcontractors, the Company has satisfactory relations with firms throughout the United States and internationally. Based on the number of vendors, fabricators, and subcontractors and the availability of alternative sources, the Company does not believe that the loss of its relationship with any one firm would have a material adverse effect on its business.

Competition

The Company faces substantial competition in each of its principal markets. Some of the Company’s competitors are larger and have greater financial and other resources than the Company. The Company competes on the basis of price, its engineering and technological expertise and the quality of equipment and service provided. The Company believes that the cost of entry into most of its markets, its experience and reputation for reliability and service, and its knowledge of the plants and operations of its customers are principal factors that enhance its ability to provide high quality services and to compete effectively for repair and rebuild contracts as well as new installations. Additionally, the Company believes that the successful performance of its installed systems is a key factor in dealing with its customers, which typically prefer to make significant purchases from a company with a solid performance history.

Many contracts for the Company’s systems and technologies are obtained through competitive bidding. Customers typically purchase these systems and technologies after a thorough evaluation of price, technical content, service, experience, and quality. Although price is an important factor and may in some cases be the governing factor, it is not always determinative, and contracts are often awarded on the basis of life cycle costs and/or product reliability.

Regulation

Significant environmental laws have been enacted in response to public concern about the environment. These laws and the implementing regulations affect nearly every industrial activity. The need to comply with these laws creates demand for the Company’s services. The principal federal legislation that has created a substantial demand for the Company’s systems and technologies, and therefore has the most significant effect on the company’s business, is the Clean Air Act of 1970, as amended (the Clean Air Act). This legislation requires compliance with ambient air quality standards and empowers the Environmental Protection Agency (EPA) to establish and enforce limits on the emission of various pollutants from specific types of facilities. The states have primary responsibility for implementing these standards and, in some cases, have adopted standards more stringent than those established by the EPA.

In 1990, amendments to the Clean Air Act were adopted which address, among other things, the country’s acid rain problem by imposing strict controls on the emissions of sulfur oxides caused by the combustion of coal and other solid fuels. The power generation market is the first to face the compliance standards set by the amendments. Under the legislation, coal-burning power plants are required to comply with new emissions standards in two phases. The first phase, beginning with enactment of the amendments and generally ending in 1995 or 1996, required reduced emissions levels leading to full compliance, with limited exceptions, by the end of the second phase in the year 2000. During 1997, the EPA approved regulations that are expected to significantly increase the number of companies subject to regulation for ozone-related emissions, and for emissions of particles at a much smaller size than previously regulated. During 1998, the EPA issued regulations requiring utilities in 22 states to significantly reduce NOx emissions by the year 2004, in order to control smog creation.

In its operations, the Company is subject to federal, state and local laws and regulations concerning environmental, safety, occupational and health standards. Expenditures required by such laws were not material to the Company’s business and the Company is not at a competitive disadvantage by reason of compliance with such laws.

Market Risks

Although the Company’s business is primarily in the United States, the Company does have business and operations outside the United States. As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company’s financial results. Historically the Company’s primary exposures have been related to non-dollar denominated operating expenses in Canada, the United Kingdom and Asia. The Company is prepared to hedge against fluctuations in foreign currencies if this exposure becomes material but does not use derivative financial instruments for speculative or trading purposes. As of March 31, 2003 the assets and liabilities of the Company related to non-dollar denominated currencies were not material. Therefore, an increase or decrease of 10 percent in the foreign exchange rate would not have a material impact on the Company’s financial position.

Bonding and Insurance

The Company is from time to time required to provide bonds guaranteeing that it will enter into contracts as bid, guaranteeing performance of its contract obligations, and/or guaranteeing prompt payment of its suppliers and subcontractors. The terrorist attacks of September 11, 2001 along with the financial collapse and subsequent default by some major corporations in the United States have dramatically changed the overall bonding market and have somewhat hampered the Company’s ability to secure bonds. However, the Company has been able to obtain surety commitments during fiscal 2003 and expects that its current surety arrangements are sufficient to support the Company’s expected levels of bonded business. In addition, the Company has a bank revolving credit and letter of credit agreement that provides for issuance of letters of credit for various purposes, including as substitutes for performance or payment bonds.

The Company currently maintains different types of insurance, including comprehensive liability, property and errors and omissions coverage. While a successful claim in an amount in excess of the Company’s insurance coverage, or for which there is no coverage could have a material adverse effect on the Company, the Company believes that it presently maintains adequate insurance coverage for its business consistent with industry practices for an organization of its size.

Employees

As of March 31, 2003, the Company had 158 full-time employees, of whom more than 85% were engineers and other professionals and technical employees. The Company also hires contract and other temporary personnel to meet the requirements of particular contracts, as well as contract personnel to carry out maintenance activities and construction supervisory functions. The Company’s professional staff includes chemical engineers, electrical engineers, mechanical engineers, civil engineers, and computer scientists. Although the Company depends on professional employees for performance of its services, it has not experienced any difficulty in employing such personnel to satisfy its requirements. None of the Company’s employees is represented by a union. The Company considers its relations with its employees to be good.

American Stock Exchange

The Company’s stock is listed and traded on the American Stock Exchange (AMEX). In order to continue to be listed on the AMEX, a company must be compliant with all of the listing requirements of the Exchange. During fiscal 2002, the Company received notice from AMEX that it was not in compliance with certain of the Exchange’s listing standards. Specifically, the Company had losses from continuing operations in two of its three most recent fiscal years and did not have shareholders’ equity of at least $2,000,000. During fiscal 2002, the Company had several discussions with Exchange personnel and submitted a plan to regain compliance with the continued listing standards of AMEX. Although the Company achieved the plan during fiscal 2002, adverse market conditions have resulted in a loss for 2003, and therefore the Company was not in compliance with the AMEX listing requirements at the end of fiscal 2003. The Company expects to discuss its listing status with the American Stock Exchange during its second fiscal 2004 quarter. Results of this discussion are not presently determinable.

Prior use of Arthur Andersen LLP as our Independent Auditors

On June 7, 2002, we dismissed Arthur Andersen LLP and engaged Ernst & Young LLP as our independent auditors. The audited financial statements and schedules as of March 31, 2002 and for the years ended March 31, 2002 and 2001 included in this Form 10-K have been audited by Arthur Andersen LLP. Prior to the date of this Form 10-K, the Arthur Andersen LLP personnel who were responsible for the audit of our financial statements resigned from Arthur Andersen LLP. As a result, after reasonable efforts, we have been unable to obtain Arthur Andersen LLP’s written consent to the inclusion of its audit report with respect to those financial statements in this Form 10-K. Under these circumstances, Rule 437a under the Securities Act of 1933 permits us to dispense with the requirement to file their consent. Since Arthur Andersen LLP has not consented to the inclusion of their report in this Form 10-K, you may not be able to recover against Arthur Andersen LLP under Section 11 of the Securities Act of 1933 for any untrue statements of a material fact contained in the financial statements audited by Arthur Andersen LLP or any omissions to state a material fact required to be stated therein.

In addition, the conviction of Arthur Andersen LLP on federal obstruction of justice charges may adversely affect Arthur Andersen LLP’s ability to satisfy any claims arising from the provision of auditing services to us, including claims that may arise out of Arthur Andersen LLP’s audit of our financial statements included in this Form 10-K.

ITEM 2.	PROPERTIES

Substantially all of the Company’s operations, including administration, engineering, design, and sales operations are conducted from its Baltimore headquarters, located in a modern office building with approximately 100,000 square feet of leased space. The Company occupies approximately 30,000 square feet of this space and subleases substantially all of the remaining space. See Note 6 of the “Notes to Consolidated Financial Statements”, under Item 8 – Financial Statements and Supplementary Data, for a description of the rent and other lease terms.

The Company has a subsidiary in China that operates in a 40,000 square foot leased factory in Bengbu, Anhui Province, China, which fabricates precipitator components.

The Company believes that its existing facilities are adequate to meet its current needs and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations.

ITEM 3.	LEGAL PROCEEDINGS

The nature of the Company’s business is such that disputes periodically arise with customers over the operations of installed systems (performance guarantees, contract changes, contract specifications) or with other contractors (backcharges and other performance matters). The Company analyzes each of these disputes as they arise. Reserves, where required, are established based upon the Company’s assessment of the exposure and the likely course of action (i.e. litigation, mediation and remediation). These reserves are adjusted periodically as facts and circumstances dictate.

Project dispute-

The Company is involved in a dispute with a construction contractor over liability for certain of the contractor’s alleged cost overruns on a project and over certain costs incurred by the contractor at the Company’s request. The contractor unilaterally invoiced the Company $1.8 million for these additional costs, which amount the Company vigorously disputes. The Company has retained legal counsel and has accrued legal and other costs that it expects to incur to resolve these disputes.

Patent litigation-

Environmental Elements is the exclusive licensee in the United States of certain patented technology for a urea conversion process known as “Ammonia-on-Demand” or AOD®. With the approval of its licensor, Environmental Elements has granted an end-user sublicense for the process to American Electric Power. During fiscal 2002, the owner of a patent covering a competing urea conversion process filed suit against the Company alleging that the Company’s AOD process infringed on its patent. During fiscal 2003, the Company and the plaintiffs in the lawsuit reached an agreement in principle in a court-facilitated mediation. Under the settlement, the Company will continue to pursue the AOD market. Costs of the litigation and the settlement are included in operating results for fiscal 2003. The agreement in principle has been approved by the boards of directors of each of the plaintiffs, and the Company expects that a final settlement agreement will be signed by all parties in the foreseeable future.

The Company is from time to time a party to various legal actions arising in the ordinary course of its business, some of which may involve claims for substantial sums. Management considers that any liability from pending lawsuits and claims will not have any material effect on the financial position or results of operations of the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2003.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is traded on the American Stock Exchange under the symbol “EEC.”

As of June 20, 2003, there were approximately 184 record holders of the Company’s Common Stock. The closing price of the Common Stock on June 20, 2002 was $2.04. The Company did not pay any dividends for the fiscal years ended March 31, 2003, 2002, and 2001 and does not expect to pay a dividend in fiscal 2004.

The additional information required by this item is contained in Note 9 of the “Notes to Consolidated Financial Statements”, under Item 8—Financial Statements and Supplementary Data. Such information is incorporated herein by reference.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	389,000	$2.86 per share	229,000

Equity compensation plans not approved by security holders	None	None	None

Total	389,000	$2.86 per share	229,000

ITEM 6.	SELECTED FINANCIAL DATA

For the fiscal years ended March 31,	2003	2002	2001	2000	1999
	(In thousands, except for per share amounts)
Consolidated statements of operations data
Sales	$43,718	71,936	$60,821	$55,593	$68,029
Cost of sales	41,737	63,579	60,807	51,178	58,960

Gross profit	1,981	8,357	14	4,415	9,069

Selling, general & administrative expense	5,125	6,068	5,009	6,638	7,183
Restructuring charge	—	—	—	1,185	—

	5,125	6,068	5,009	7,823	7,183

Operating income (loss)	(3,144)	2,289	(4,995)	(3,408)	1,886
Interest and other expense, net	(542)	(813)	(1,265)	(1,088)	(572)

Income (loss) before provision for income taxes	(3,686)	1,476	(6,260)	(4,496)	1,314
Provision for income taxes	—	—	—	—	39

Net income (loss)	$(3,686)	$1,476	$(6,260)	$(4,496)	$1,275

Diluted earnings (loss) per share	$(0.51)	$0.20	$(0.88)	$(0.63)	$0.18
Weighted average common shares outstanding
Basic	7,249	7,207	7,129	7,099	7,053
Diluted	7,249	7,321	7,129	7,099	7,192
Consolidated balance sheet data
Working capital	$(9,646)	$1,490	$714	$5,825	$9,562
Total assets	23,320	27,720	29,689	32,395	33,180
Long-term debt	1,542	9,514	8,986	8,187	8,063
Stockholders’ (deficit) investment	(10,874)	(1,506)	(3,032)	3,227	7,608

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Environmental Elements Corporation (“EEC” or “the Company”) supplies, services and maintains proprietary air pollution control systems and products which enable customers to operate their facilities in compliance with regulatory standards limiting particulate and gaseous emissions. The Company offers large-scale, custom-engineered systems and standardized, pre-engineered products. The Company’s business strategy is to sell and service a broad array of proprietary state-of-the-art technologies to traditionally intensive users of air pollution control systems, including two primary customer groups – electricity producers and pulp and paper producers. In the last three years the Company has focused its efforts on marketing products and on increasing its service and maintenance operations. At the same time, the Company has also been more selective in its custom systems business. In 2002, these efforts produced more consistent operating results throughout the year and a revenue mix that was more balanced among custom systems, standardized products, and service and maintenance. In 2003, the Company’s major customer groups, electricity producers and pulp and paper producers, responded to adverse economic conditions by, among other things, sharply reducing their purchases of the services and products sold by the Company. As a result, in 2003 the Company suffered a sharp reduction in its revenues.

Critical Accounting Policies

Long-Term Contracts-

The Company recognizes revenues from its long-term contracts under the percentage-of-completion method. Under this method, the Company estimates total contract revenues, costs and margin and recognizes a proportionate amount of revenues and margin in each period based upon the total costs incurred in that period. If the Company materially revises its estimates during the performance of the contract, then the cumulative effect of those changes are reflected in the period in which the change in estimate is made.

Inventories-

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist principally of purchased and fabricated parts held for use in contracts and as spare parts.

Bookings and Backlog

Bookings represent work for which the Company has entered into a signed agreement or has received a notice to proceed. Bookings during fiscal 2003 were $28 million, a significant decrease from the $63.3 million of fiscal 2002 and the $67.1 million of fiscal 2001 bookings. The backlog as of March 31, 2003 was $12.9 million compared with $28.6 million of backlog as of March 31, 2002.

The Company expects that virtually all of the March 31, 2003 backlog will be executed during its next fiscal year. Due to timing effects of bookings, differences in project gross margins and varying lengths of time required to perform contracts, annual bookings activity and backlog levels at period end are not necessarily predictive of future operating results.

Table 1

For the years ended March 31,	2003	2002	2001	2003	2002	2001
	(in millions)			(percentage of net sales)
Sales	$43.7	$71.9	$60.8	100.0	100.0	100.0
Cost of sales	41.7	63.5	60.8	95.4	88.3	100.0
Gross profit	2.0	8.4	—	4.6	11.7	—
Selling, general and administrative expenses	5.1	6.1	5.0	11.7	8.5	8.2
Operating Income (loss)	(3.1)	2.3	(5.0)	(7.1)	3.2	(8.2)
Interest and other expense, net	(.6)	(.8)	(1.3)	(1.4)	(1.1)	(2.1)
Income (loss) before provision for income taxes	$(3.7)	$1.5	$(6.3)	(8.5)	2.1	(10.3)

Sales and Income

Table 1 sets forth the amounts and percentage relationships to sales of selected items in the Company’s consolidated statements of operations for the periods indicated.

Fiscal 2003 Compared to Fiscal 2002

The poor financial performance experienced by the Company’s major customer groups during fiscal 2003 resulted in a sharp curtailment of their purchases of the Company’s products and services. Many large systems projects were deferred and/or cancelled and spending by the power and pulp and paper sector on maintenance and rebuild services was well below historical levels. As a result, the Company’s revenues were well below those of the prior year and historical levels. Fiscal 2003 sales of $43.7 million were 39.2%, or $28.2 million, lower than the $71.9 million in sales generated the year before.

Cost of sales, as a percentage of sales, increased from 88.3% in fiscal 2002 to 95.4% this year. The primary reason for the increase was the fact that the lowered sales volumes that the Company experienced during the year did not allow for the Company to sufficiently cover the fixed component of its cost of sales. Cost of sales was also adversely impacted by additional charges to warranty and other reserves totaling $1.3 million to provide for the resolution of disputes on several projects. In addition, the reduced number of large systems contracts being awarded and the overall reductions in customer spending for maintenance and rebuild services resulted in greater pricing pressure in an already highly competitive marketplace. Therefore, the prices that the Company was able to secure for the work that it was awarded yielded margins that were somewhat less than historical levels.

Selling, general and administrative expenses decreased in total from $6.1 million to $5.1 million, or 16.4%. The decrease was a result of the Company’s continued cost containment efforts and a reduction in force that was implemented in October, 2002. The Company’s selling, general and administrative expenses, as a percentage of sales, increased to 11.7% from 8.5% due to the lower sales levels.

Interest and other expense, net, decreased 33.3%, or $271,000, to $542,000. The decrease was due to the recognition of a gain on the sale of patent, a royalty payment from a foreign licensee offset by higher interest expense due to increased borrowing levels.

There was no provision for income taxes for fiscal 2003 because the Company incurred a pre-tax loss for the fiscal year. Information relating to income taxes is discussed in Note 4 of “Notes to Consolidated Financial Statements” under Item 8- Financial Statements and Supplementary Data.

For the fiscal year ended March 31, 2003, the Company incurred a net loss of $3.7 million compared with net income of $1.5 million for the year ended March 31, 2002 for the reasons discussed above.

The Company had negative cash flows from its operations for fiscal 2003 due to its net loss, its acquisition in the UK and from purchases of property and equipment. All of the Company’s cash requirements were financed through increased borrowings on the Company’s line of credit.

Information relating to the Company’s acquisitions during fiscal 2003 can be found in Note 1 to the financial statements under the caption, “Significant Transactions”.

Information relating to the Company’s compliance with new accounting standards can be found in Note 1 to the financial statements under the caption, “New Accounting Standards”.

Fiscal 2002 Compared to Fiscal 2001

Fiscal 2002 sales increased 18.3% or $11.1 million to $71.9 million from $60.8 million the year before. This increase was the result of significant growth with the Services and Engineered Products business due to the success of the Company’s continuing strategy to grow these two business units and diversify its revenues.

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

Selling, general and administrative expenses increased 22% or $1.1 million to $6.1 million. The increase is a result of the Company’s planned increase in sales and marketing expenses as well as higher legal costs incurred in the development of new alliances and in defense of its patents. The Company’s selling, general and administrative expenses, as a percentage of sales, increased slightly to 8.5% from 8.2%.

Interest and other expense, net, decreased 35.7%, or $452,000, to $813,000. The decrease is primarily the result of reduced borrowing levels and decreases in the average interest rate on the Company’s line of credit due to decreases in the bank’s prime lending rate.

There was no provision for income taxes for fiscal 2002 because the Company has sufficient net operating loss carryforwards, which are available to offset its tax liability for the year. Information relating to income taxes is discussed in Note 4 of “Notes to Consolidated Financial Statements” under Item 8—Financial Statements and Supplementary Data.

For the fiscal year ended March 31, 2002, the Company earned net income of $1.5 million compared with a net loss of $6.3 million for the year ended March 31, 2001 for the reasons discussed above.

Liquidity and Capital Resources

During fiscal 2003, cash, restricted cash and cash equivalents decreased by $425,000 and borrowings under the Company’s line of credit increased by $3,684,000. Historically, the Company has required minimal investment in net working capital in contracts, but it does experience fluctuations in these amounts depending upon the stage of completion of its various contracts and upon the payment terms negotiated as a part of the overall original contract terms and conditions. (“Net working capital invested in contracts” consists of accounts and retainages receivable plus unbilled contract costs and fees, minus accounts payable and minus billings in excess of contract costs and fees. These net amounts were $4.4 million and $2.6 million at March 31, 2003 and 2002, respectively.) The Company seeks to manage project cash flows through its payment terms with customers and suppliers and in adherence to project budgets and schedules.

During fiscal year 2000, the Company’s bank agreed to increase its secured open line of credit up to $15 million, subject to a borrowing base calculation. The line of credit has been extended until April 2004 and contains certain financial covenants relating to the Company’s operations. Under the terms of the credit facility, the Company must comply with certain financial and other covenants.

As of March 31, 2003, the Company is not in compliance with certain financial covenants of its bank credit facility, and the Company’s bank has not waived such failures to comply. In addition, as of March

31, 2003, the Company’s borrowings were in excess of the amount available under its borrowing base calculation. The Company is currently in discussions with its bank regarding a restructuring of the Company and its bank debt and is also in discussions with possible acquirers of the Company. It is currently not possible to predict the outcome of either of these sets of discussions. However, if the Company is unable to either restructure its bank debt or conclude a merger or sale, the Company will face significant liquidity problems.

Due to declines in the equity markets over the last few years, the fair value of the Company’s pension fund assets dropped below the actuarially computed value of accumulated pension benefits earned to date by the plan’s participants. In accordance with SFAS No. 87, “Employers’ Accounting for Pensions”, the Company recorded a minimum pension liability adjustment at March 31, 2003 that did not impact net income but resulted in a direct charge to stockholders’ equity by decreasing accumulated other comprehensive income. The charge to stockholders’ equity made in fiscal 2003 was approximately $5.9 million, which was made up of a write off of a prepaid pension asset of approximately $2.1 million and the recording of an additional accrued pension liability of approximately $3.8 million.

Occasionally a customer will require that the Company obtain a surety bond in order to bid for a particular project, to ensure that particular performance standards are met, or to ensure prompt payment to its vendors and subcontractors on a project. The Company’s focus on services work has reduced its need for bonding support. Management believes that its bonding sources are adequate to meet its operating needs for the coming year.

Information relating to the Company’s credit facility and bonding line is discussed in Note 3 of “Notes to Consolidated Financial Statements” under Item 8- Financial Statements and Supplementary Data.

The following summarizes certain of the Company’s contractual obligations at March 31, 2003 and the effect such obligations are expected to have on the Company’s liquidity and cash flow in future periods.

	Payments due by period
	Total	Less than 1 year	1 – 3 years	Greater than 3 years

Line of credit	$11,652,000	$—	$11,652,000	$—
Capital lease, including bargain renewal options	5,276,000	158,000	473,000	4,645,000
Non-cancelable operating leases	594,000	118,000	187,000	289,000

Total	$17,522,000	$276,000	$12,312,000	$4,934,000

The Company believes that there has been evidence of long term improvement over the past several years in the market for its products, technologies and services. In the short term, the market is exceptionally difficult to predict accurately due to regulatory and other domestic and international factors. The Company has attempted to adjust its organization so that it can operate and be profitable on highly variable business levels at or above those experienced in the current and prior fiscal year. However, business levels during fiscal 2003 were below those at which the Company can operate profitably. The low business levels were exacerbated by the settlement cost of a patent lawsuit and by the write down of certain accounts receivable which are in dispute. There can be no assurance that business levels will return to those required by the Company to operate profitably, or that the Company’s actions will be successful, or that future losses would not adversely affect the Company’s liquidity and capital resource position. The Company believes that it needs to restructure its bank loan agreement or successfully conclude pending merger/sale discussions to reasonably assure liquidity and capital resources sufficient to operate its business.

Dividends

The Board of Directors did not declare a dividend during fiscal 2003. Any future determination as to the payment of dividends on common stock will depend on future profitability and capital requirements of the Company and/or on such other factors as the Board of Directors may consider. The Company intends to retain most of its future earnings to finance growth and development of its business.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not applicable or not required or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

CONSOLIDATED BALANCE SHEETS

As of March 31,	2003	2002
Assets
Current assets:
Cash and cash equivalents	$365,000	$371,000
Restricted cash	—	419,000
Accounts and retainage receivable, net of allowance for doubtful accounts of $768,000 and $710,000 in 2003 and 2002, respectively	8,773,000	10,382,000
Unbilled contract costs and fees	7,496,000	7,353,000
Inventories, net	1,113,000	1,180,000
Prepaid expenses and other current assets	737,000	801,000

Total current assets	18,484,000	20,506,000

Property and equipment:
Capital lease, building and improvements	7,397,000	7,348,000
Machinery, equipment, furniture and fixtures	3,187,000	3,157,000

Total property and equipment at cost	10,584,000	10,505,000
Less—Accumulated depreciation and amortization	6,078,000	6,271,000

Property and equipment, net	4,506,000	4,234,000

Other assets, net	330,000	2,980,000

Total assets	$23,320,000	$27,720,000

Liabilities and Stockholders' (Deficit) Investment
Current liabilities:
Line of credit	$11,652,000	$—
Accounts payable	10,658,000	13,699,000
Billings in excess of contract costs and fees	1,217,000	1,444,000
Accrued payroll and related expenses	542,000	1,141,000
Accrued and other current liabilities	4,061,000	2,732,000

Total current liabilities	28,130,000	19,016,000
Long-term liabilities:
Long-term capital lease obligation	1,540,000	1,546,000
Long-term line of credit	—	7,968,000
Accrued pension liability	3,782,000	—
Other non-current liabilities	742,000	696,000

Total liabilities	34,194,000	29,226,000

Commitments and contingencies
Stockholders’ (deficit) investment:
Common stock, par value $.01 per share; 20,000,000 shares authorized, 7,282,420 and 7,240,748 shares issued and outstanding in 2003 and 2002, respectively	73,000	72,000
Paid-in capital	28,673,000	28,574,000
Accumulated other comprehensive income	(6,165,000)	(383,000)
Retained deficit	(33,455,000)	(29,769,000)

Total stockholders’ (deficit) investment	(10,874,000)	(1,506,000)

Total liabilities and stockholders’ (deficit) investment	$23,320,000	$27,720,000

The accompanying notes are an integral part of these statements

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended March 31,	2003	2002	2001
Sales	$43,718,000	$71,936,000	$60,821,000
Cost of sales	41,737,000	63,579,000	60,807,000

Gross profit	1,981,000	8,357,000	14,000

Selling, general and administrative expenses	5,125,000	6,068,000	5,009,000

Operating income (loss)	(3,144,000)	2,289,000	(4,995,000)
Interest and other expense, net	(542,000)	(813,000)	(1,265,000)

Income (loss) before provision for income taxes	(3,686,000)	1,476,000	(6,260,000)
Provision for income taxes	—	—	—

Net income (loss)	$(3,686,000)	$1,476,000	$(6,260,000)

Net income (loss) per share:
Basic	$(0.51)	0.20	$(0.88)

Diluted	$(0.51)	0.20	$(0.88)

Weighted average common shares outstanding:
Basic	7,249,000	$7,207,000	7,129,000

Diluted	7,249,000	$7,321,000	7,129,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended March 31,	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$(3,686,000)	$1,476,000	$(6,260,000)
Non-cash items:
Depreciation and amortization	659,000	1,021,000	830,000
Stock-based compensation	90,000	84,000	82,000
Effect of changes in operating assets and liabilities:
Restricted cash	419,000	(419,000)	—
Accounts and retainage receivable, net	1,834,000	(2,369,000)	863,000
Unbilled contract costs and fees	(1,000)	6,305,000	280,000
Inventories	229,000	(104,000)	138,000
Prepaid expenses and other assets	64,000	(1,883,000)	465,000
Accounts payable	(3,052,000)	(3,823,000)	2,526,000
Billings in excess of contract costs and fees	(227,000)	241,000	380,000
Accrued payroll and related expenses	(599,000)	503,000	(342,000)
Accrued and other current liabilities	1,305,000	(976,000)	26,000
Other non-current liabilities	46,000	32,000	164,000

Net cash flows from operating activities	(2,919,000)	88,000	(848,000)

Cash flows from investing activities:
Purchases of property and equipment	(845,000)	(290,000)	(55,000)
Acquisition of business assets	(478,000)	—	—
Investment in other assets, net	406,000	(287,000)	(185,000)

Net cash flows from investing activities	(917,000)	(577,000)	(240,000)

Cash flows from financing activities:
Net borrowings under line of credit	3,684,000	534,000	934,000
Payments under capital lease obligation	(6,000)	(6,000)	(135,000)
Stock options exercised	10,000	98,000	—
Change in accumulated other comprehensive income	142,000	(132,000)	(81,000)

Net cash flows from financing activities	3,830,000	494,000	718,000

Net increase (decrease) in cash and cash equivalents	(6,000)	5,000	(370,000)
Cash and cash equivalents, beginning of year	371,000	366,000	736,000

Cash and cash equivalents, end of year	$365,000	$371,000	$366,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) INVESTMENT

For the years ended March 31, 2003, 2002, and 2001	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income	Retained Deficit	Total
Changes in Amounts
Balance, March 31, 2000	$71,000	$28,311,000	$(170,000)	$(24,985,000)	$3,227,000
Net loss	—	—	—	(6,260,000)	(6,260,000)
Translation adjustment	—	—	(81,000)	—	(81,000)
Comprehensive loss	—	—	—	—	(6,341,000)
Issuance of common stock	1,000	81,000	—	—	82,000

Balance, March 31, 2001	72,000	28,392,000	(251,000)	(31,245,000)	(3,032,000)
Net income	—	—	—	1,476,000	1,476,000
Translation adjustment	—	—	(132,000)	—	(132,000)
Comprehensive income	—	—	—	—	1,344,000
Issuance of common stock	—	182,000	—	—	182,000

Balance, March 31, 2002	72,000	28,574,000	(383,000)	(29,769,000)	(1,506,000)
Net loss	—	—	—	(3,686,000)	(3,686,000)
Translation adjustment	—	—	142,000	—	142,000
Minimum pension liability	—	—	(5,924,000)	—	(5,924,000)
Comprehensive loss	—	—	—	—	(9,468,000)
Issuance of common stock	1,000	99,000	—	—	100,000

Balance, March 31, 2003	$73,000	$28,673,000	$(6,165,000)	$(33,455,000)	$(10,874,000)

Changes in Common Shares
Balance, March 31, 2000	7,118,595
Issuance of common stock	52,547

Balance, March 31, 2001	7,171,142
Issuance of common stock	69,606

Balance, March 31, 2002	7,240,748
Issuance of common stock	41,672

Balance, March 31, 2003	7,282,420

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements

Note 1

Organization and Summary of Significant Accounting Policies

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

The Company’s operations depend, among other things, upon the Company’s ability to generate sufficient revenues and gross margins in a competitive market from a limited number of clients in specific industries. Future operations may be affected by the level of orders available in the market and obtained by the Company and its ability to generate sufficient gross margins.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosures of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash equivalents consist primarily of investments in short-term, highly liquid securities having an original maturity of three months or less at the time of acquisition. Cash and cash equivalents are stated at cost plus accrued interest, which approximates market value.

Restricted Cash

During fiscal year 2002, the Company was required to escrow funds to support a performance bond that was issued to a customer in the U.K. During fiscal year 2003, the project was successfully completed, and the performance bond was terminated and the escrowed funds were returned to the Company. These escrowed funds totaled $419,000 as of March 31, 2002 and was shown as restricted cash in the accompanying balance sheet.

Accounts and Retainages Receivable

As of March 31, 2003 and 2002, accounts and retainages receivable, net of allowance for doubtful accounts, include accounts receivable of $7,750,000 and $9,615,000, respectively, and current retainages of $1,023,000 and $767,000, respectively. All retainage amounts as of March 31, 2003 become due during fiscal 2004, based on applicable contract terms and are thus classified as current.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist principally of purchased and fabricated parts held for use in contracts and as spare parts. Estimates are made to reduce inventories to their net realizable value. Total inventory reserves as of March 31, 2003 were $250,000.

Other Assets

In December 1995, the Company made a strategic investment in an international joint venture. In April 2001, the Company made an additional net investment of $277,000 in the joint venture increasing its ownership in the joint venture to 25% of the total. The Company therefore accounted for the investment under the equity method of accounting in fiscal year 2002. Earnings of the joint venture during fiscal 2002 were not significant and the net investment included within other assets in the accompanying consolidated balance sheets was $594,000 as of March 31, 2002. Subsequent to March 31, 2002, the Company terminated its participation in the joint venture and created a wholly owned foreign enterprise that is included in the consolidated fiscal 2003 financial statements.

In 1999, the Company acquired a license to market Ammonia-on-Demand (AOD®) technology in North America. The costs to acquire the licensed technology were recorded as other assets in the accompanying consolidated balance sheets, and were amortized as additional costs of contracts utilizing the technology. As of March 31, 2002 the costs related to the AOD technology were fully amortized.

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

Pension Accounting

Due to declines in the equity markets over the last few years, the fair value of the Company’s pension fund assets dropped below the actuarially computed value of accumulated pension benefits earned to date by the plan’s participants. In accordance with SFAS No. 87, “Employers’ Accounting for Pensions”, the Company recorded a minimum pension liability adjustment at March 31, 2003 that did not impact net income but resulted in a direct charge to stockholders’ equity by decreasing accumulated other comprehensive income. The charge to stockholders’ equity made in fiscal 2003 was approximately $5.9 million, which was comprised of the elimination of a prepaid pension asset of approximately $2.1 million and the recording of an additional accrued pension liability of approximately $3.8 million.

Income Taxes

The Company provides for income taxes using the liability method pursuant to Statement of Financial Accounting Standards (SFAS) No. 109 “Accounting for Income Taxes.” Deferred income taxes are provided for temporary differences arising between the tax basis of assets and liabilities and their respective book basis as reported in the financial statements. Because the Company incurred a pre-tax operating loss, current year income taxes are not material.

Accumulated comprehensive income

Accumulated comprehensive income (loss) is made up of the following components as of March 31, 2003;

Adjustment to record additional minimum pension liability	$(5,924,000)
Cumulative translation adjustments	(241,000)
Accumulated other comprehensive income (loss)	$6,165,000)

Fair Value of Financial Instruments

The Company determines fair value of its financial instruments held based on quoted market values, where applicable, or discounted cash flow analysis. As of March 31, 2003 and 2002, the carrying value of its financial instruments approximates fair value.

Stock Options Granted to Employees

The Company records compensation expense for all stock-based compensation using the intrinsic-value based method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and provides pro forma disclosures of net income (loss) and net earnings (loss) per common share as if the fair value method had been applied in measuring compensation expense, as required by SFAS No. 123, “Stock-Based Compensation”. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

The following key assumptions were used in calculating pro forma stock compensation expense for the years ended March 31, 2002 and 2001. The data for fiscal year 2003 is not applicable as there were no stock options awarded during the year.

	2002	2001
Risk-free interest rate	2.1%	5.8%
Expected dividend yield	—	—
Expected lives	5 years	5 years
Expected volatility	69%	73%

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s pro forma information is as follows for the years ended March 31:

	2003	2002	2001
Net income (loss), as reported	$(3,686,000)	$1,476,000	$(6,260,000)
Stock-based employee compensation expense as if the fair value method had been applied, net of tax	(173,000)	(134,000)	(59,000)

Pro forma net income (loss)	$(3,859,000)	$1,342,000	$(6,319,000)

Basic earnings (loss) per share:
As reported	$(0.51)	$0.20	$(0.88)
Pro forma	$(0.53)	$0.19	$(0.89)
Diluted earnings (loss) per share:
As reported	$(0.51)	$0.20	$(0.88)
Pro forma	$(0.53)	$0.18	$(0.89)

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

New Accounting Standards

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses the financial accounting and reporting for certain costs associated with exit or disposal activities. Statement No. 146 requires that these costs be recorded at their fair value when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. The provisions of Statement No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of the new standard will have a material impact on its consolidated financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and DisclosureRequirements for Guarantees, Including Guarantees and Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The Interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of Interpretation No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in Interpretation No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company currently does not have any guarantees and, therefore, will apply the provision of Interpretation No. 45 prospectively.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. The objective of Interpretation No. 46 is to improve financial reporting by companies involved with variable interest entities. The Interpretation requires variable interest entities to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The Company believes that it currently does not have any variable interest entities and, therefore, will apply the provisions of Interpretation No. 46 prospectively.

Note 2

Earnings Per Share

The following illustrates the calculation of weighted average number of common equivalent shares outstanding for the years ended March 31, 2003, 2002, and 2001:

	2003	2002	2001
Weighted-average number of common shares	7,249,000	7,207,000	7,129,000
Dilutive effect of outstanding stock options	—	114,000	—

Weighted-average number of common Equivalent shares outstanding	7,249,000	7,321,000	7,129,000

The dilutive effects of stock options were not provided for 2003 and 2001 as these options would have an anti-dilutive effect due to the losses of the Company.

Note 3

Credit Facility

The Company has a bank credit facility providing for a revolving line of credit borrowings and letters of credit issuances of up to $15,000,000, subject to a borrowing base calculation, and is secured by substantially all of assets of the Company. Under the credit facility, interest accrues at the bank’s prime rate plus  1/2%. As of March 31, 2003 and 2002, the rate in effect was 4.75% and 5.25% and borrowings of $11,652,000 and $7,968,000 were outstanding, respectively. Additionally, $414,000 and $1,168,000 of letters of credit were outstanding at March 31, 2003 and 2002, respectively.

During fiscal years 2003, 2002, and 2001, the maximum borrowings under the line of credit facility totaled $11,652,000, $10,500,000, and $9,500,000, respectively. Average borrowings during such years were $9,216,000, $7,580,000, and $8,710,000, and the weighted average interest rates on such borrowings were 5.05%, 6.62%, and 9.70%, in fiscal years 2003, 2002, and 2001, respectively. Interest expense under the line of credit for fiscal years 2003, 2002, and 2001, was $473,000, $501,000, and $845,000, respectively.

The line of credit extends through April 1, 2004 and contains certain financial and other covenants relating to the Company’s operations. Due to the Company’s net loss in fiscal 2003 and its working capital deficiency, the Company was not in compliance with certain financial covenants of the facility, and the bank has not waived such failures to comply. Therefore, the balance outstanding as of March 31, 2003 ($11,652,000) has been shown as a current liability in the accompanying balance sheets. In addition, as of March 31, 2003, the Company’s borrowings were in excess of the amount available under its borrowing base calculation. The Company is currently in discussions with its bank regarding a restructuring of the Company and its bank debt and is also in discussions with possible acquirers of the Company. It is currently not possible to predict the outcome of either of these sets of discussions. However, if the Company is unable to either restructure its bank debt or conclude a merger or sale, the Company will face significant liquidity problems.

Bonding

The Company has arrangements with several sources to provide surety bonds, including bid bonds and performance bonds, when a customer requires them. Management believes that its bonding sources are adequate to meet its operating needs for the coming year.

Note 4

Income Taxes

As of March 31, 2003, the Company had available, for federal tax purposes, an estimated federal income tax net operating loss carryforward of approximately $31,732,000 to offset future taxable income. These carryforwards will expire between 2008 and 2023. As of March 31, 2003, the Company also had an alternative minimum tax credit carryforward of approximately $498,000 that has no expiration date. As of March 31, 2002, the Company had an alternative minimum tax net operating loss carryforward of approximately $31,915,000.

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

The significant components of the deferred tax liability stated by source of the difference between financial accounting and tax basis as of March 31, 2003 and 2002 are as follows:

	2003	2002
Operating loss carryforward and tax credits	$12,133,000	$11,010,000
Reserves, accrued liabilities and other	989,000	1,085,000
Property, plant, equipment and other	241,000	9,000
Valuation allowance	(13,163,000)	(12,304,000)

Net deferred income tax liability	$(200,000)	$(200,000)

The deferred income tax liability is included in other current liabilities and other noncurrent liabilities in the accompanying consolidated financial statements.

Note 5

Employee Benefit Plans

Pension Plan

The Company maintains a defined benefit pension plan covering the majority of its employees. Contributions to the plan are based on the actuarially determined costs thereof, and the Company’s funding policy has been to contribute an amount at least sufficient to meet the funding standards under the Employee Retirement Income Security Act of 1974. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.

Pension expense for the years ended March 31, 2003, 2002 and 2001 consisted of the following:

	2003	2002	2001
Service cost	$272,000	$305,000	$419,000
Net amortization and deferral	48,000	48,000	48,000
Interest cost	954,000	923,000	869,000
Expected return on assets	(961,000)	(956,000)	(959,000)
Recognized actuarial loss	192,000	—	—

Net pension expense	$505,000	$320,000	$377,000

The funded status of the Plan as of the most recent actuarial valuations was:

	December 31,
	2003	2002
Actuarial present value of benefit obligations: Accumulated benefit obligation, including vested benefits of $14,744,120 and $12,730,000 in 2003 and 2002, respectively	$14,880,000	$12,831,000
Projected benefit obligation for services rendered to date	15,464,000	13,540,000
Plan assets, at fair value	11,098,000	12,770,000

Plan assets in excess of (or less than) the projected benefit obligation	$(4,366,000)	$(770,000)
Unrecognized net loss from past experience different from that assumed and changes in assumptions	6,508,000	3,368,000
Adjustment to record additional pension liability	(5,924,000)	—
Prior service cost not yet recognized in net periodic cost	—	71,000

Prepaid (accrued) pension cost	$(3,782,000)	$2,669,000

A rollfoward of the Plan’s projected benefit obligation as assets is as follows:

Change in projected benefit obligation
Benefit obligation at beginning of year	$13,540,000
Service Cost	272,000
Interest cost	954,000
Actuarial loss	1,403,000
Benefits paid	(705,000)

Projected benefit obligation at March 31, 2003	15,464,000

Change in assets
Fair value of plan assets at beginning of year	12,770,000
Actual return on plan assets	(967,000)
Benefits paid	(705,000)

Fair value of plan assets at March 31, 2003	11,098,000

For purposes of determining the actuarial present value of the projected benefit obligation, weighted average discount rates of 6.75% and 7.25% were used in 2003 and 2002, respectively. Rates of increase in future compensation levels between 3.5% and 6.5%, and an 8% expected long-term rate of return on plan assets were assumed.

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

The rollforward of the obligation for Post-Employment benefits is as follows for the years ended March 31:

	2003	2002	2001
Obligation, beginning of year	$615,000	$560,000	$333,000
Service Cost	145,000	129,000	270,000
Paid during current year	(135,000)	(123,000)	(72,000)
Interest Cost	45,000	49,000	29,000

Obligation, end of year	$670,000	$615,000	$560,000

Savings Plan

The Company’s Retirement Savings Plan (the “Savings Plan”) is qualified under sections 401(a) and 401(k) of the Internal Revenue Code. All employees of the Company are eligible to participate in Savings Plan upon completion of six months of employment. Under the Savings Plan’s salary deferral provisions, participating employees may elect to defer specified portions of their compensation. Elective contributions made by employees are fully vested at all times. The Company matches employee cash contributions by purchasing company stock on the open market at the rate of 50% of the first 3% of each participant’s compensation. Employees fully vest in Company contributions after the completion of five years of service. Contributions by the Company were $70,000, $76,000 and $76,000 in 2003, 2002, and 2001, respectively

Stock Option Plan

The Company maintains a stock option plan that authorizes the granting of options to purchase shares of common stock at prices not less than fair market value at the date of grant. The current plan, the 1998 Stock Option Plan (the Plan), was approved by a majority of the Company’s shareholders and authorizes the granting of options to purchase up to 650,000 shares of common stock. Under the terms of this Plan, 20% of the options granted are exercisable immediately along with 20% on each of the next four anniversaries and expire five years from the date of grant. As of March 31, 2003, the weighted average exercise price for outstanding options was $2.86 per share and expiration dates ranged from July 2003 to November 2006. The options price range per share is $1.50 to $4.31.

Changes in outstanding stock options during the year were as follows:

Years ended March 31,	2003	2002	2001
Outstanding, beginning of year	448,000	368,000	827,000
Granted	0	149,000	143,000
Exercised	(12,000)	(45,000)	(2,000)
Forfeited	(47,000)	(24,000)	(600,000)
Outstanding, end of year	389,000	448,000	368,000

There were options for a total of 256,000 shares exercisable as of March 31, 2003 at a weighted average price of $2.89 per share.

Note 6

Commitments and Contingencies

Commitments

The principal office facilities of the Company and its subsidiaries are occupied under a lease expiring in January 2007, with bargain renewal periods extending to January 2037 for a rate of $1.57 per square foot. The lease has been capitalized using an 8.9% interest rate. Principal and interest on this lease commitment are being amortized using the effective-interest method.

Future payments under the office building lease, including all bargain renewal options, are $157,500 per year through 2036, $78,750 in 2037, and total $5,276,000. Of this amount, $3,730,000 represents imputed interest and the balance of $1,546,000 as of March 31, 2003 was included in the consolidated financial statements as a current liability ($6,000) and a long-term capital lease obligation ($1,540,000). The Company recorded a gross asset of approximately $4.3 million related to the building leased under the capital lease arrangement. The Company includes amortization of assets acquired through capital lease arrangements in depreciation expense in the consolidated financial statements.

The Company subleases a portion of building office space to tenants. The rental income and related costs are included in operating income (loss) in the accompanying financial statements. For the years ended March 31, 2003, 2002, and 2001, rental income totaled $861,000, $480,000, and $525,000, respectively, and building related costs totaled $640,000, $686,000, and $662,000, respectively. The future rentals on the subleases are $810,000, $729,000, $602,000, $531,000 and $54,000 for fiscal 2004, 2005, 2006, 2007 and 2008, respectively.

The Company and certain subsidiaries use office facilities and equipment under operating leases. Rent expense for the years ended March 31, 2003, 2002 and 2001 totaled $325,000, $359,000 and $287,000, respectively.

Future minimum rental payments for all operating leases having initial or remaining non-cancelable lease terms in excess of one year are as follows for the fiscal years ending March 31:

2004	$118,000
2005	72,000
2006	60,000
2007	55,000
2008	55,000
2009 and thereafter	234,000

Total	$594,000

Litigation

The nature of the Company’s business is such that disputes periodically arise with customers over the operations of installed systems (performance guarantees, contract changes, contract specifications) or with other contractors (backcharges and other performance matters). The Company analyzes each of these disputes as the arise. Reserves, where required, are established based upon the Company’s assessment of the exposure and the likely course of action (i.e. litigation, mediation and remediation). These reserves are adjusted periodically as facts and circumstances dictate.

Project dispute-

The Company is involved in a dispute with a construction contractor over liability for certain of the contractor’s alleged cost overruns on a project and over certain costs incurred by the contractor at the Company’s request. The contractor unilaterally invoiced the Company $1.8 million for these additional costs, which amount the Company vigorously disputes. The Company has retained legal counsel and has accrued legal and other costs that it expects to incur to resolve these disputes.

Patent litigation-

Environmental Elements is the exclusive licensee in the United States of certain patented technology for a urea conversion process known as “Ammonia-on-Demand” or AOD®. With the approval of its licensor, Environmental Elements has granted an end-user sublicense for the process to American Electric Power. During fiscal 2002, the owner of a patent covering a competing urea conversion process filed suit against the Company alleging that the Company’s AOD process infringed on its patent. During fiscal 2003, the Company and the plaintiffs in the lawsuit reached an agreement in principle in a court-facilitated mediation. Under the settlement, the Company will continue to pursue the AOD market. Costs of the litigation and the settlement ($600.000) are included in operating results for fiscal 2003. The agreement in principle has been approved by the boards of directors of each of the plaintiffs, and the Company expects that a final settlement agreement will be signed by all parties in the foreseeable future.

The Company is, from time to time, a party to various legal actions arising in the ordinary course of its business, some of which may involve claims for substantial sums. In management’s opinion, the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of its operations.

Note 7

Supplemental Cash Flow Information

The Company issued 30,172, 22,106, and 50,547 shares of its common stock in fiscal 2003, 2002 and 2001, respectively, as compensation to its outside directors.

Amounts paid for interest during the years ended March 31, 2003, 2002, and 2001, were $701,000, $729,000, and $1,122,000, respectively.

Note 8

Segment Reporting

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

The segments reported below are the segments of the Company for which separate financial information is available and for which sales and operating income amounts are evaluated by executive management in deciding how to allocate resources and for assessing performance. During fiscal 2003, the Company refined the criteria that it uses to determine the segment in which a particular project should be managed and reported. The segment data for prior years was reclassified for this refinement and this refinement will be used going forward. The Company does not allocate assets to the individual operating segments and there are no intercompany sales transactions among the three operating segments.

Information about reported segment sales and operating income (loss) is as follows:

	March 31, 2003		March 31, 2002		March 31, 2001
Business Unit	Sales	Operating Loss	Sales	Operating Income	Sales	Operating Income (Loss)
Systems	$17,470,000	$(1,463,000)	$32,974,000	$20,000	$34,564,000	$(5,259,000)
Services	19,705,000	(560,000)	23,112,000	1,883,000	19,647,000	991,000
Engineered Products	6,543,000	(1,121,000)	15,850,000	386,000	6,610,000	(727,000)

Total	$43,718,000	$(3,144,000)	$71,936,000	$2,289,000	$60,821,000	$(4,995,000)

The Company attributes revenues to individual geographic areas based upon the country where services are provided or products are delivered. Sales by geographic area for the years ended March 31, 2003, 2002 and 2001 were as follows:

Geographic Area	2003	2002	2001
United States	$40,304,000	$61,442,000	$42,878,000
United Kingdom	2,299,000	8,642,000	2,893,000
Canada	647,000	1,072,000	5,107,000
Other International	468,000	780,000	9,943,000

Total	$43,718,000	$71,936,000	$60,821,000

As of March 31, 2003, approximately 23% of the Company’s accounts and retainages receivable were due from companies in the power industry and 69% were due from companies in the pulp and paper industry. Due to the nature of the Company’s business, in any given fiscal year a significant portion of Company revenues may be derived from a single customer or contract. Three customers accounted for approximately 43% of sales in 2003, three customers accounted for more than 57% of the Company’s sales in 2002 and two customers accounted for more than 31% of the Company’s sales in 2001. The Company’s relationship with American Electric Power through its alliance agreement resulted in all of the fiscal 2003 and 2002 revenues in the Engineered Products Business Unit. While EEC expects to add new customers within that business unit in fiscal 2004, any termination of the relationship with American Electric Power would have a material adverse effect on the Company’s operations.

NOTE 9:    QUARTERLY AND SELECTED FINANCIAL DATA (Unaudited)

Fiscal year 2003 quarters ended	3/31/2003	12/31/2002	9/30/2002	6/30/2002
Sales	$10,813,000	$9,329,000	$9,263,000	$14,313,000
Gross profit (loss)	(183,000)	(356,000)	1,388,000	1,132,000
Net income (loss)	(1,454,000)	(1,885,000)	47,000	(394,000)
Diluted net income (loss) per share (1)	$(0.20)	$(0.26)	$0.01	$(0.05)
Stock price
High	$2.190	$2.480	$2.700	$5.000
Low	$1.640	$1.750	$1.550	$2.550

Fiscal year 2002 quarters ended	3/31/2002	12/31/2001	9/30/2001	6/30/2001
Sales	$16,241,000	$20,153,000	$18,655,000	$16,887,000
Gross profit	1,971,000	2,610,000	2,024,000	1,752,000
Net income	127,000	703,000	341,000	305,000
Diluted net income per share (1)	$0.02	$0.10	$0.05	$0.04
Stock price
High	$5.450	$4.150	$4.150	$4.700
Low	$3.650	$3.050	$2.400	$1.950

(1)	Due to rounding, the accumulation of the quarterly results may not equal year end totals.

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS

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

The financial statements have been audited by Ernst & Young LLP, independent public accountants, for the year ended March 31, 2003, and by Arthur Andersen, LLP for the two years ended March 31, 2002 and 2001.

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

/s/ J.L. SAMS	/s/ LAWRENCE RYCHLAK
J. L. Sams President and Chief Executive Officer	Lawrence Rychlak Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Environmental Elements Corporation:

We have audited the accompanying balance sheet of Environmental Elements Corporation and subsidiaries as of March 31, 2003, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Environmental Elements Corporation and subsidiaries as of March 31, 2002 and for each of the years in the two year period then ended were audited by other auditors, who have ceased operations, whose report dated May 15, 2002 expressed an unqualified opinion on those statements, prior to the change in the composition of the Company’s reportable segments as described in Note 8.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Environmental Elements Corporation and subsidiaries as of March 31, 2003 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

As discussed above, the financial statements of Environmental Elements Corporation as of March 31, 2002 and for each of the years in the two year period then ended were audited by other auditors who have ceased operations. As described in Note 8, the Company changed the composition of its reportable segments in 2003, and the amounts in the 2002 and 2001 financial statements relating to reportable segments have been restated to conform to the 2003 composition of reportable segments. We audited the adjustments that were applied to restate the disclosures for reportable segments reflected in the 2002 and 2001 financial statements. Our procedures included (a) agreeing the adjusted amounts of segment revenues and operating income to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliations of segment amounts to the consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2002 or 2001 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2002 or 2001 financial statements taken as a whole.

The accompanying financial statements have been prepared assuming that Environmental Elements Corporation will continue as a going concern. As more fully described in Note 3, the Company has incurred recurring operating losses and has a net capital deficiency. In addition, the Company has not complied with certain covenants of its loan agreement with its bank and its outstanding debt currently exceeds the borrowing base defined in its loan agreement. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. (Management’s plans in regard to these matters are also described in Note 3) The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/    ERNST & YOUNG LLP

Baltimore, Maryland

May 23, 2003

Arthur Andersen LLP has not consented to the inclusion of the following report in this Form 10-K and therefore you may not be able to recover against Arthur Andersen LLP under Section 11 of the Securities Act of 1933 for any untrue statements or material fact contained in the financial statements audited by Arthur Andersen LLP or any omissions to state a material fact required to be stated therein.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Environmental Elements Corporation:

We have audited the accompanying consolidated balance sheets of Environmental Elements Corporation (a Delaware corporation) and subsidiaries as of March 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ investment (deficit) and cash flows for the years in the period ended March 31, 2002, 2001, and 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/    ARTHUR ANDERSEN LLP

Baltimore, Maryland

May 15, 2002

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)	Directors – The membership of the Company’s Board of Directors is divided into three classes. Each year the directors in one class are elected to serve for a term of three years. The three directors serving in Class I, John C. Nichols and Barry Koh last elected at the 2000 Annual Meeting, and John L. Sams, appointed April 5, 2002, have terms expiring in 2003.

Certain information regarding the nominees for election as directors at this year’s Annual Meeting is set forth below.

Name	Principal Occupation During The Past Five Years	Director Since	Age

John C. Nichols	Secretary of the Company since July 1983; Senior Vice President of the Company from July 1983 through June 1996; General Counsel of the Company from 1989 through March 1994; President and Chief Executive Officer of Environmental Elements Service Corporation, a subsidiary of the Company, from December 1992 through June 1994.	1983	72

Barry Koh	Board member since August 1, 1997; President of B. Koh & Associates, Inc., a provider of consultation and project management services for environmental restoration and radioactive waste management projects, since August 1991. Senior Engineer with Partners Environmental Consulting, Inc., Ohio, since April 2002.	1997	64

John L. Sams	Director since April 5, 2001; Chief Executive Officer of the Company since January 2001 and President since February 2000; Joined the Company as Senior Vice President of Business Development in 1999. President and Chief Executive Officer of Alfa Laval Celleco, a global provider of process equipment to the pulp and paper industry, from 1996 through 1998.	2001	52

Certain information regarding members of the Board of Directors who will not stand for election at this year’s Annual Meeting is set forth below.

Name	Principal Occupation During the Past Five Years	Director Since	Class and Year in Which Term Will Expire	Age

Richard E. Hug	Chairman Emeritus since October 1, 1995; Chairman of the Board of the Company from 1988 through October 1, 1995; President and Chief Executive Officer of the Company from 1983 through, respectively, 1988 and 1990.	1983	II 2004	68

Joseph J. Duffy	Director since December 7, 2000; President of Duffy Consulting Group LLC, specializing in corporate restructuring and revitalization, 1986 through present. Previously held executive positions with Eastmet Corporation, McCulloch Corporation, Vision Hardware Corporation and Woodbrook Capital.	2000	II 2004	58

Samuel T. Woodside	Elected Chairman of the Board on February 25, 2000; Board member since December 12, 1996; President and Chief Executive Officer of NLS Animal Health, a national veterinary pharmaceutical distributor. President and Chief Executive Officer of Energy Controls International, an energy controls manufacturer and service provider, from 1997 through 2000; President and Chief Executive Officer of E.I.L. Instruments, Inc., an instrument distributor, from 1985 through 1997.	1996	III 2005	50

F. Bradford Smith	Chairman of the Board from October 1, 1995 through March 10, 1997; Chief Financial Officer from March 29, 1996 through March 31, 1997 and from 1983 through October 1990; Chief Executive Officer of the Company from 1990 through October 1, 1995; President of the Company from 1988 through 1995. Mr. Smith resigned from the Board of Directors for personal reasons effective June 25, 2003.	1983	III 2005	60

(b)	Executive Officers –

Mr. John L. Sams- President and Chief Executive Officer

Mr. Sams assumed leadership of Environmental Elements Corporation in February 2000 as president. He was named chief executive officer of the company on January 30, 2001 and appointed to the Board of Directors in May of 2001.

He has 28 years experience with process equipment vendors to EEC’s two main market segments: the power industry and the pulp and paper industry. Before joining EEC, Mr. Sams was president and CEO of Alfa Laval Celleco, a global provider of process equipment to the pulp and paper industry.

He received his MBA degree from Georgia State University and a BS degree in Engineering Management from the University of Missouri at Rolla.

Mr. Neil R. Davis- Senior Vice President

Mr. Davis first joined EEC in 1975 and subsequently held management positions in Sales & Marketing and Applications Engineering. He then left EEC to work for Browning-Ferris Industries (BFI), Inc., the world’s second largest provider of solid waste and recycling services to commercial & industrial, public sector and residential customers. During his tenure with BFI, he held various management positions including division vice-president and market vice-president. Mr. Davis rejoined EEC in 1998.

He received an MBA degree in Finance from the University of Maryland, College Park, and a B.S. degree in Mechanical Engineering from Lafayette College in Pennsylvania, both awarded with honors. He is a registered Professional Engineer of Maryland and is on the advisory board of Johns Hopkins University’s part-time graduate program in Environmental Engineering and Science.

Mr. Lawrence Rychlak- Senior Vice President and Chief Financial Officer

Mr. Rychlak joined EEC as Chief Financial Officer in December 2000 and was appointed senior vice president in May 2001. He holds overall responsibility for the company’s Financial Services operations with a principal focus on continuing to improve the quality of EEC’s financial reporting. He also leads the following departments: Human Resources, Information Technology, Process Improvement, Building Services and Contracts.

He served as a senior manager from 1978 to 1986 with the national accounting firm of Arthur Andersen & Co., where he handled clients in the manufacturing, distribution, construction, real estate and health care industries. During the period from 1986 to 1991, he was head of the Finance, Operations and Administration functions at two major area commercial property management and real estate development companies, and most recently served as CFO of Liberty Health System/Bon Secours Health System,

Baltimore, MD from 1991 to 1999.

Mr. Rychlak is a Certified Public Accountant, holds a BA and MBA from Loyola College in Baltimore and has held several senior financial positions in addition to his background in management consulting.

(c)	Section 16(a) Beneficial Ownership Reporting Compliance

To the Registrant’s knowledge, and based solely upon a review of Forms 3 and 5 and amendments thereto furnished to the Company during fiscal 2003 and Forms 5 and amendments thereto furnished to the Company with respect to fiscal 2003, during the fiscal year ended March 31, 2003, all filing requirements applicable to officers, directors, and greater than 10% beneficial owners of the common shares of the Registrant under Section 16(a) of the Securities Exchange Act of 1934, as amended, were complied with.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth all compensation paid or allocated for services rendered in all capacities during the fiscal years ended March 31, 2003, 2002 and 2001 to the Company’s Chief Executive Officer and to the other executive officers of the Company. The table includes amounts deferred under the Company’s Retirement Savings Plan in connection with services rendered during the period

SUMMARY COMPENSATION TABLE
	Annual Compensation							Long Term Comp. Awards
Name and Principal Position	Fiscal Year	Salary		Bonus		Other		Options (#)	All Other Compensation
John L. Sams[1] President & Chief Executive Officer	2003 2002 2001	$ $ $	260,958 237,500 225,000	$ $ $	0 75,041 30,000	$ $ $	0 0 0	0 30,000 25,000	$ $ $	3,223 4,388 4,293

Neil R. Davis[2] Senior Vice President – Operations	2003 2002 2001	$ $ $	189,583 180,000 170,000	$ $ $	0 45,595 15,000	$ $ $	0 0 0	0 15,000 30,000	$ $ $	3,886 3,399 3,366

Lawrence Rychlak[3] Senior Vice President & Chief Financial Officer	2003 2002 2001	$ $ $	164,375 150,000 43,269	$ $ $	0 37,616 3,000	$ $ $	0 0 0	0 40,000 0	$ $ $	3,743 3,589 180

[1]	Mr. Sams, who was appointed to the position of President on February 24, 2000, assumed the additional duty of Chief Executive Officer on January 19, 2001. All other compensation for Mr. Sams consists of matching Company contributions of $2,057, $2,588 and $3,375 made pursuant to the Company’s Retirement Savings Plan in fiscal 2003, 2002 and 2001, respectively; and payment of annual life insurance premiums of $1,166, $1,800, and $918 respectively in fiscal 2003, 2002, and 2001.

[2]	All other compensation for Mr. Davis consists of matching Company contributions made pursuant to the Company’s Retirement Savings Plan of $3,000, $2,583, and $2,550 respectively, in fiscal 2003, 2002, and 2001 and payment of annual life insurance premiums of $886, $816, and $816, respectively in fiscal 2003, 2002, and 2001.

[3]	Effective February 23, 2001, Mr. Rychlak became Senior Vice President and Chief Financial Officer. He previously served the Company as the interim Chief Financial Officer from December 18, 2000 through February 22, 2001. All other compensation for Mr. Rychlak consists of matching Company contributions made pursuant to the Company’s Retirement Savings Plan of $3,000 and $2,869 in fiscal 2003 and 2002, respectively, and payments of annual life insurance premiums of $743, $720 and $180 respectively in fiscal 2003, 2002 and 2001.

Employment Agreements

The Company and Mr. Sams are parties to an employment agreement dated February 25, 2000 which provides that Mr. Sams as President receives: (i) a base salary set each year by the Compensation Committee and a target cash incentive from the Management Incentive Program based upon the attainment of predetermined profitability levels and the successful completion of Company objectives set at the beginning of each fiscal year; (ii) an initial award of an option to purchase 75,000 shares of the Company’s Common Stock effective February 25, 2000 at an exercise price of $2.56 per share; and (iii) in the event of termination of the employment agreement by the Company, a severance payment equal to one times the annual salary in effect in the month prior to termination and two times salary if termination is due to a merger, consolidation or tender offer. Mr. Sams is also bound to a non-competition covenant during the period of such severance payments.

The Company entered into Severance Agreements with Messrs. Davis and Rychlak which provide that in the event that the Company terminates their employment other than for cause or in the event Messrs. Davis’ or Rychlak’s employment is terminated due to merger, consolidation or tender offer, then Messrs. Davis and Rychlak shall each be entitled to a special severance payment equal to seventy-five percent (75%) of their annual salary as in effect in the month prior to the termination. These agreements expire on December 31, 2003.

Retirement Plan

The Company maintains a noncontributory Retirement Plan for Salaried Employees (the “Retirement Plan”) which is qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended (the “Code”), and covers all salaried employees, including executive officers. The Retirement Plan provides for annual payments upon retirement at the normal retirement age (generally age 65). An employee’s retirement payment is equal to the sum determined by adding together for each year of service (i) an amount equal to 1.5% of the participant’s earnings for the year, plus (ii) 1% of the participant’s earnings for each year of service through December 31, 1988 in excess of the social security wage base, plus (iii)65% of the participant’s earnings for each year of service from and after January 1, 1989 in excess of his or her covered compensation. For purposes of calculating benefit amounts, “earnings” is defined as the total amount of remuneration paid or accrued for services rendered during each Plan year (but excluding forms of extraordinary service) and “covered compensation” is defined for any Plan year as the average without indexing, of the social security wage base in effect for each calendar year during the prescribed period. Amounts payable are subject to deductions (i) to comply with any limitations imposed by the Code which may be applicable at the time of payment, and (ii) to integrate such amounts with any Social

Security benefits to which the employee may be entitled at retirement. Benefits provided under the Retirement Plan are also subject to limitations set forth in Section 415 of the Code. In no event, however, may the retirement payment be less than $17.00 per month multiplied by the number of years (including fractional years) of credited service. The Retirement Plan also provides benefits for employees who are disabled, die or terminate employment after specified years of credited service.

Assuming that (1) the annual compensation for each individual named in the cash compensation table remains the same; (2) the covered compensation remains the same; (3) the current retirement plan formula remains the same; and (4) each individual named in the table continues to work until the normal retirement age of 65, and subject to other limitations set forth in Section 415 and 401 of the Code, the accrued annual benefit under the Retirement Plan would be $64,029 for Mr. Sams, $76,215 for Mr. Davis and $77,206 for Mr. Rychlak.

OPTION GRANTS IN LAST FISCAL YEAR

No options were granted to the named executive officers during the fiscal year ended March 31, 2003.

OPTIONS EXERCISED IN 2003 AND 2003 YEAR-END OPTION VALUES

	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Unexercised		Value of Unexercised
			Options/SARs At 2003 Year-End(#)		In-The-Money Options/ SARs at 2003 Year-End ($)
Name			Exercisable[1]	Unexercisable	Exercisable[1]	Unexercisable
John L. Sams	0	0	87,000	43,000	$2,850	$1,900
Neil R. Davis	0	0	66,000	19,000	$6,420	$4,280
Lawrence Rychlak	0	0	20,000	20,000	$1,840	$2,760

[1]        Calculated on the basis of the full market value of the underlying securities at the exercise date or year end, as the case may be, minus the exercise price. The closing price of the Common Stock at year-end was $2.19 per share. Options are “in-the-money” if the closing price of the Common Stock exceeds the exercise price of the options.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal 2003, Mr. Hug served on the Board’s Compensation Committee. The Company leases office space in its headquarters building to a corporation of which Mr. Hug is a director and 25% shareholder. During the fiscal year ended March 31, 2003, lease payments payable to the Company under the agreement of lease were $135,000. Management believes that the lease is on terms no less favorable to the Company than could have been obtained from an unaffiliated third party.

Mr. Nichols also served on the Board’s Compensation Committee. During fiscal 2003, the Company paid Mr. Nichols a consulting fee to provide certain Corporate administrative functions and to serve as the

Corporate Secretary. The total compensation to Mr. Nichols under this arrangement for the year ending March 31, 2003 was $21,600.

Mr. Koh, also a member of the Board’s Compensation Committee was paid a consulting fee to provide the Company with project management and oversight assistance. The arrangement with Mr. Koh began in September 2002 and was still in place as of March 31, 2003. The total compensation to Mr. Koh under this agreement for fiscal 2003 was $42,083.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Name of Owner	Shares of Common Stock Beneficially Owned[1]
State of Wisconsin Investment Board[2] P. O. Box 7842 Madison, Wisconsin 53707	1,388,900
E*Capital Corporation [3] 1000 Wilshire Blvd. Los Angeles, California 90017	962,100
Avocet Capital Management, L.P.[4] 5508 Highway 290 West Austin, TX 78735	514,100
Richard E. Hug	776,346
F Bradford Smith[5]	657,940
John C. Nichols	127,839
John L. Sams[6]	97,000
Neil R. Davis[7]	66,000
Samuel T. Woodside[8]	45,050
Barry Koh	40,403
Lawrence Rychlak[9]	31,000
Joseph J. Duffy	13,192
All directors and executive officers as a group (9 persons)[10]	1,854,770

* Holdings represent less than 1% of the stock outstanding.

1 Unless otherwise indicated, the address of all directors and executive officers is 3700 Koppers Street, Baltimore, Maryland 21227 and all shares are held with sole voting and sole investment power.

2 State of Wisconsin Investment Board filed an amended 13G on February 12, 2003 reporting that it has sole voting power and sole dispositive power with respect to 1,388,900 shares.

3 E*Capital Corporation filed an amended 13G on February 12, 2003 disclosing ownership of 962,100 shares of the Company’s stock.

4Avocet Capital Management L.P. filed a 13G on February 20, 2003 disclosing ownership of 514,100 shares of the Company’s stock.

5 Includes 109,482 shares held by profit-sharing plans of which Mr. Smith is co-trustee and beneficiary .

6 Includes options to purchase 87,000 shares of Common Stock under the Stock Option Plan which are exercisable within 60 days of June 3, 2003.

7 Represents options to purchase 66,000 shares of Common Stock under the Stock Option Plan, which are exercisable within 60 days of June 3, 2003.

8 Includes options to purchase 20,000 shares of Common Stock under the Stock Option Plan which are exercisable within 60 days of June 3, 2003.

9 Includes options to purchase 20,000 shares of Common Stock under the Stock Option Plan which are exercisable within 60 days of June 3, 2003.

10 Includes the 119,482 shares described in footnote 2, 87,000 shares described in footnote 5, 66,000 shares described in footnote 6, 20,000 shares described in footnote 7 and 20,000 shares described in footnote 8.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the transactions described under the caption “Compensation Committee Interlocks and Insider Participation” on this page.

Mr. John C. Nichols, a member of the Company’s Board of Directors, is also a Board member and 10% owner of Dovco Industrial Fabricators, Inc. Dovco is a supplier to the Company of various fabricated steel components and manages the Company’s inventory of spare parts. During fiscal year 2003, the Company paid a total of $1,850,700 to Dovco for its fabrication and inventory management services. Management believes that the terms of the agreements with Dovco are as favorable to the Company as those which would have been reached in an arm’s length transaction.

ITEM 14.	CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and the Chief Financial Officer have reviewed the Company’s disclosure controls and procedures as of a date within the 90-day period prior to the filing of this annual report (the “Evaluation Date”). Based on that review, they have concluded that, as of the Evaluation Date, these controls and procedures were, in design and operation, effective to assure that the information required to be included in this report has been properly collected, processed, and timely communicated to those responsible in order that it may be included in this report.

b)	Changes in Internal Controls. Subsequent to the Evaluation Date, there have been no significant changes including corrective actions, in our internal accounting controls or in other factors that could significantly affect the disclosure controls and procedures.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1. Financial Statements — see Index to Financial Statements and Financial Statement Schedules on page 19 of this Form 10K.

Page Number in 10-K
2. Financial Statement Schedules:
Report of Independent Public Accountants on Schedules	43
Valuation and Qualifying Accounts for the years ended March 31, 2003, 2002, and 2001, (Schedule II)	44

3. Exhibits — The following Exhibits are filed herewith unless otherwise indicated:

3.1 –	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Form S-1 Registration Statement (File No. 33-35802) filed with the Commission on May 25, 1990).

3.2 –	Certificate of Amendment of the Registrant (incorporated by reference to Form 10-K filed with the Commission on June 24, 1991).

3.3 –	Bylaws of the Registrant (incorporated by reference to Form S-1 Registration Statement (File No. 33-35802) filed with the Commission on May 25, 1990).

4.1 –	Articles IV, V, VI, VIII, IX, X and XI of the Registrant’s Restated Certificate of Incorporation, as amended (included in Exhibit 3.1 and Exhibit 3.2).

4.2 –	Articles I, II, V and VII of the Registrant’s Bylaws (included in Exhibit 3.3).

10.1 –	Articles of Lease dated April 15, 1975 between Balkop Properties Corp., as landlord, and Koppers Company, Inc., and Assignment of Lease dated June 20, 1989 to Registrant, as assignee, and Beazer Materials and Services, Inc., as assignor (incorporated by reference to Form S-1 Registration Statement (File No. 33-35802) filed with the Commission on May 25, 1990).

10.2 –	The Registrant’s Retirement Plan, as amended (incorporated by reference to Form10-K filed with the Commission on June 28, 1995).

10.2(a) –	First Amendment, dated December 28, 1995, to the Registrant’s Retirement Plan, as amended (incorporated by reference to Form 10-K filed with the Commission on June 26, 1996).

10.2(b) –	Second Amendment, dated December 28, 1995, to the Registrant’s Retirement Plan, as amended (incorporated by reference to Form 10-K filed with the Commission on June 26, 1996).

10.2(c) –	Third Amendment, dated December 20, 2002, to the Registrant’s Retirement Plan, as amended.

10.3(b) –	The Registrant’s Replacement 401(k) Retirement Savings Plan, dated July 1, 1997 (incorporated by reference to the Registrant’s Form 10-K filed with the Commission on June 25, 1998).

10.4 –	The Registrant’s Employee Stock Option Plan, as amended, (incorporated by reference to Form S-8 Registration Statement (File No. 33-38400) filed with the Commission on December 21, 1990).

10.5 –	Environmental Elements Corporation Supplemental Pension Agreement dated March 1, 1995, between Registrant and Richard E. Hug (incorporated by reference to Form 10-K filed with the Commission on June 26, 1996).

10.5(a) –	Environmental Elements Corporation Supplemental Pension Agreement dated July 1, 1996 between Registrant and John C. Nichols, (incorporated by reference to Form 10-K filed with the Commission on June 23, 1997).

10.6 –	Revolving Credit and Letter of Credit Agreement dated November 24, 1993 between the Registrant and Mercantile-Safe Deposit and Trust Company (incorporated by reference to Form 10-Q filed with the Commission on February 14, 1994).

10.6(a) –	Waiver and Amendment dated May 26, 1994, to the Revolving Credit and Letter of Credit Agreement dated November 24, 1993 between the Registrant and Mercantile-Safe Deposit and Trust Company (incorporated by reference to Form 10-K filed with the Commission on June 29, 1994).

10.6(b) –	Extension Agreement dated November 18, 1994 to the Revolving Credit and Letter of Credit Agreement dated November 23, 1993 between the Registrant and Mercantile-Safe Deposit and Trust Company (incorporated by reference to Form 10-K filed with the Commission on June 28, 1995).

10.6(c) –	Second Amendment to Revolving Credit and Letter of Credit Agreement, First Amendment to Line of Credit Promissory Note and Security Agreement, dated October 25, 1995 between the Registrant and Mercantile-Safe Deposit and Trust Co (incorporated by reference to Form 10-Q filed with the Commission on February 14, 1996).

10.6(d) –	Amendment to Revolving Credit and Letter of Credit Agreement dated May 10, 1996 between the Registrant and Mercantile-Safe Deposit and Trust Company (incorporated by referenced to Form 10-K filed with the Commission on June 26, 1996).

10.6(e) –	Letter Amendment dated May 5, 1997 to Revolving Credit and Letter of Credit Agreement between the Registrant and Mercantile-Safe Deposit and Trust Company dated November 23, 1993, (incorporated by reference to Form 10-K filed with the Commission on June 23, 1997).

10.6(f) –	First Amendment to Security Agreement, Second Amendment to Line of Credit Promissory Note, and Third Amendment to Revolving Credit and Letter of Credit Agreement dated June 12, 1998, between Registrant and Mercantile-Safe Deposit and Trust Company (incorporated by reference to the Registrant’s Form 10-K filed with the Commission on June 25, 1998).

10.6(g) –	Second Amendment to Security Agreement, Third Amendment to Line of Credit Promissory Note, Fourth Amendment to Revolving Credit and Letter of Credit Agreement dated August 31, 1999 between Registrant and Mercantile Safe Deposit and Trust Company (incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on November 12, 1999.)

10.6(h) –	Fourth Amendment to Line of Credit Promissory Note and Fifth Amendment to Revolving Credit and Letter of Credit Agreement dated May 18, 2000 and Patent Security Agreement and Trademark Security Agreement dated June 30, 2000 between the Registrant and Mercantile Safe Deposit and Trust Company (incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on August 14, 2000).

10.6(i) –	Notices of modification to the Fourth Amendment to the Revolving Credit and Letter of Credit Agreement dated August 31, 1999 and the Fifth Amendment to the Revolving Credit and Letter of Credit Agreement dated May 18, 2000 between the Registrant and Mercantile Safe Deposit and Trust Company (incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on November 20, 2000).

10.6(j) –	Letter Amendment dated May 31, 2001 to Revolving Credit and Letter of Credit Agreement between the Registrant and Mercantile Safe Deposit and Trust Company dated November 24, 1993 (incorporated by reference to Form 10-K filed with the Commission on June 25, 2001).

10.6(k) –	Letter Amendment dated March 11, 2002 to Revolving Credit and Letter of Credit Agreement between the Registrant and Mercantile Safe Deposit and Trust Company dated November 24, 1993.(incorporated by reference to Form 10-K filed with the Commission on June 14, 2002)

10.8 –	The Registrant’s 1998 Stock Option Plan (incorporated by reference to Form 10-K filed with the Commission on June 25, 1999).

10.9 –	Shareholders’ Agreement dated February 2, 1990 by and among the Registrant and certain shareholders of the Registrant (incorporated by reference to Amendment No. 1 to Form S-1 Registration Statement (File No. 33-35802) filed with the Commission on July 5, 1990).

10.10 –	Employment Agreement dated March 29, 1996 between Registrant and E. H. Verdery (incorporated by reference to Form 10-K filed with the Commission on June 26, 1996).

10.11 –	Employment Agreement dated February 25, 2000 between Registrant and J. L. Sams, filed herewith (incorporated by reference to Form 10-K filed with the Commission on June 25, 2001).

10.12 –	Separation and Non-Competition Agreement dated February 25, 2000 between Registrant and E. H. Verdery, (incorporated by reference to Form 10-K filed with the Commission on June 28, 2000.)

10.13 –	Separation, Release, and Non-Competition Agreement dated April 17, 2000 between Registrant and S. M. Dunseith, (incorporated by reference to Form 10-K filed with the Commission on June 28, 2000.)

11 –	Statement Regarding Computation of Income per Share, filed herewith.

21 –	Subsidiaries of the Registrant (incorporated by reference to Form 10-K filed with the Commission on June 26, 1996.)

23.1 –	Consent of Ersnt & Young LLP

99.1	Section 906 Certification of John L. Sams

99.2	Section 906 Certification of Lawrence Rychlak

99.9 –	Letter to the SEC regarding representations made by Arthur Andersen LLP (incorporated by reference to Form 10-K filed with the Commission on June 14, 2002)

b) Reports on Form 8-K — No Reports on Form 8-K were filed for the quarter ended March 31, 2003.

All other schedules have been omitted, since the required information is included in the consolidated financial statements, including the notes hereto, or the circumstances requiring inclusion of such schedules are not present.

REPORT OF INDEPENDENT AUDITORS

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Environmental Elements Corporation as of March 31, 2003 and for the twelve-month period then ended, and have issued our report thereon dated May 23, 2003 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15 of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. The consolidated financial statements of Environmental Elements Corporation and the financial statement schedule referred to above for the year ended March 31, 2002 were audited by other auditors who have ceased operation and whose report dated May 15, 2002 expressed an unqualified opinion.

In our opinion, the 2003 financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/    ERNST & YOUNG LLP

Baltimore, Maryland

May 23, 2003

Schedule I

Arthur Andersen LLP has not consented to the inclusion of the following report in this Form 10-K and therefore you may not be able to recover against Arthur Andersen LLP under Section 11 of the Securities Act of 1933 for any untrue statements or material fact contained in the financial statements audited by Arthur Andersen LLP or any omissions to state a material fact required to be stated therein.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

To the Board of Directors and Stockholders of Environmental Elements Corporation:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Environmental Elements Corporation and subsidiaries in this Form 10-K, and have issued our report thereon dated May 15, 2002. Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. Schedule II- Valuation and Qualifying Accounts is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/    ARTHUR ANDERSEN LLP

Baltimore, Maryland,

May 15, 2002

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

For the years ended March 31, 2003, 2002, and 2001

	Allowance for Doubtful Accounts	Reserve for Restructuring
Balance, March 31, 2000	$329,000	$1,185,000
Charged to profit and loss	847,000	—
(Deductions) additions	(17,000)	(1,185,000)

Balance, March 31, 2001	1,159,000	—
Charged to profit and loss	145,000	—
(Deductions) additions	(594,000)	—

Balance, March 31, 2002	710,000	—
Charged to profit and loss	87,000	—
(Deductions) additions	(29,000)	—

Balance, March 31, 2003	$768,000	$—

EXHIBIT INDEX

3. Exhibits

3.1 –	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Form S-1 Registration Statement (File No. 33-35802) filed with the Commission on May 25, 1990).

3.2 –	Certificate of Amendment of the Registrant (incorporated by reference to Form 10-K filed with the Commission on June 24, 1991).

3.3 –	Bylaws of the Registrant (incorporated by reference to Form S-1 Registration Statement (File No. 33-35802) filed with the Commission on May 25, 1990).

4.1 –	Articles IV, V, VI, VIII, IX, X and XI of the Registrant’s Restated Certificate of Incorporation, as amended (included in Exhibit 3.1 and Exhibit 3.2).

4.2 –	Articles I, II, V and VII of the Registrant’s Bylaws (included in Exhibit 3.3).

10.1 –	Articles of Lease dated April 15, 1975 between Balkop Properties Corp., as landlord, and Koppers Company, Inc., and Assignment of Lease dated June 20, 1989 to Registrant, as assignee, and Beazer Materials and Services, Inc., as assignor (incorporated by reference to Form S-1 Registration Statement (File No. 33-35802) filed with the Commission on May 25, 1990).

10.2 –	The Registrant’s Retirement Plan, as amended (incorporated by reference to Form 10-K filed with the Commission on June 28, 1995).

10.2(a) –	First Amendment, dated December 28, 1995, to the Registrant’s Retirement Plan, as amended (incorporated by reference to Form 10-K filed with the Commission on June 26, 1996).

10.2(b) –	Second Amendment, dated December 28, 1995, to the Registrant’s Retirement Plan, as amended (incorporated by reference to Form 10-K filed with the Commission on June 26, 1996).

10.2(c) –	Third Amendment, dated December 20, 2002, to the Registrant’s Retirement Plan, as amended.

10.3(b) –	The Registrant’s Replacement 401(k) Retirement Savings Plan, dated July 1, 1997 (incorporated by reference to the Registrant’s Form 10-K filed with the Commission on June 25, 1998).

10.4 –	The Registrant’s Employee Stock Option Plan, as amended, (incorporated by reference to Form S-8 Registration Statement (File No. 33-38400) filed with the Commission on December 21, 1990).

10.5 –	Environmental Elements Corporation Supplemental Pension Agreement dated March 1, 1995, between Registrant and Richard E. Hug (incorporated by reference to Form 10-K filed with the Commission on June 26, 1996).

10.5(a)–	Environmental Elements Corporation Supplemental Pension Agreement dated July 1, 1996 between Registrant and John C. Nichols, (incorporated by reference to Form 10-K filed with the Commission on June 23, 1997).

10.6 –	Revolving Credit and Letter of Credit Agreement dated November 24, 1993 between the Registrant and Mercantile-Safe Deposit and Trust Company (incorporated by reference to Form 10-Q filed with the Commission on February 14, 1994).

10.6	(a) –	Waiver and Amendment dated May 26, 1994, to the Revolving Credit and Letter of Credit Agreement dated November 24, 1993 between the Registrant and Mercantile-Safe Deposit and Trust Company (incorporated by reference to Form 10-K filed with the Commission on June 29, 1994).

10.6	(b) –	Extension Agreement dated November 18, 1994 to the Revolving Credit and Letter of Credit Agreement dated November 23, 1993 between the Registrant and Mercantile-Safe Deposit and Trust Company (incorporated by reference to Form 10-K filed with the Commission on June 28, 1995).

10.6	(c) –	Second Amendment to Revolving Credit and Letter of Credit Agreement, First Amendment to Line of Credit Promissory Note and Security Agreement, dated October 25, 1995 between the Registrant and Mercantile-Safe Deposit and Trust Co (incorporated by reference to Form 10-Q filed with the Commission on February 14, 1996).

10.6	(d) –	Amendment to Revolving Credit and Letter of Credit Agreement dated May 10, 1996 between the Registrant and Mercantile-Safe Deposit and Trust Company (incorporated by referenced to Form 10-K filed with the Commission on June 26, 1996).

10.6	(e) –	Letter Amendment dated May 5, 1997 to Revolving Credit and Letter of Credit Agreement between the Registrant and Mercantile-Safe Deposit and Trust Company dated November 23, 1993, (incorporated by reference to Form 10-K filed with the Commission on June 23, 1997).

10.6	(f) –	First Amendment to Security Agreement, Second Amendment to Line of Credit Promissory Note, and Third Amendment to Revolving Credit and Letter of Credit Agreement dated June 12, 1998, between Registrant and Mercantile-Safe Deposit and Trust Company (incorporated by reference to the Registrant’s Form 10-K filed with the Commission on June 25, 1998).

10.6	(g) –	Second Amendment to Security Agreement, Third Amendment to Line of Credit Promissory Note, Fourth Amendment to Revolving Credit and Letter of Credit Agreement dated August 31, 1999 between Registrant and Mercantile Safe Deposit and Trust Company (incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on November 12, 1999.)

10.6	(h) –	Fourth Amendment to Line of Credit Promissory Note and Fifth Amendment to Revolving Credit and Letter of Credit Agreement dated May 18, 2000 and Patent Security Agreement and Trademark Security Agreement dated June 30, 2000 between the Registrant and Mercantile Safe Deposit and Trust Company (incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on August 14, 2000).

10.6	(i) –	Notices of modification to the Fourth Amendment to the Revolving Credit and Letter of Credit Agreement dated August 31, 1999 and the Fifth Amendment to the Revolving Credit and Letter of Credit Agreement dated May 18, 2000 between the Registrant and Mercantile Safe Deposit and Trust Company (incorporated by reference to the Registrant’s Form 1-Q filed with the Commission on November 20, 2000).

10.6	(j) –	Letter Amendment dated May 31, 2001 to Revolving Credit and Letter of Credit Agreement between the Registrant and Mercantile Safe Deposit and Trust Company dated November 24, 1993 (incorporated by reference to Form 10-K filed with the Commission on June 25, 2001).

10.6	(k)–	Letter Amendment dated March 11, 2002 to Revolving Credit and Letter of Credit

Agreement between the Registrant and Mercantile Safe Deposit and Trust Company dated November 24, 1993 (incorporated by reference to Form 10-K filed with the Commission on June 14, 2002).

10.8 –	The Registrant’s 1998 Stock Option Plan (incorporated by reference to Form 10-K filed with the Commission on June 25, 1999.)

10.9 –	Shareholders’ Agreement dated February 2, 1990 by and among the Registrant and certain shareholders of the Registrant (incorporated by reference to Amendment No. 1 to Form S-1 Registration Statement (File No. 33-35802) filed with the Commission on July 5, 1990).

10.10–	Employment Agreement dated March 29, 1996 between Registrant and E. H. Verdery (incorporated by reference to Form 10-K filed with the Commission on June 26, 1996).

10.11-	Employment Agreement dated February 25, 2000 between Registrant and J. L. Sams, filed herewith (incorporated by reference to Form 10-K filed with the Commission on June 25, 2001).

10.12–	Separation and Non-Competition Agreement dated February 25, 2000 between Registrant and E. H. Verdery, (incorporated by reference to Form 10-K filed with the Commission on June 28, 2000.)

10.13 –	Separation, Release, and Non-Competition Agreement dated April 17, 2000 between Registrant and S. M. Dunseith, (incorporated by reference to Form 10-K filed with the Commission on June 28, 2000.)

11 –	Statement Regarding Computation of Income per Share, filed herewith.

21 –	Subsidiaries of the Registrant (incorporated by reference to Form 10-K filed with the Commission on June 26, 1996.)

23.1 –	Consent of Ernst & Young LLP

99.1–	Certification of President and Chief Executive Office

99.2–	Certification of Senior Vice President and Chief Financial Officer

99.9 –	Letter to the SEC regarding representations made by Arthur Andersen LLP (incorporated by reference to Form 10-K filed with the Commission on June 14, 2002)

CERTIFICATION

I, John L. Sams, the President and Chief Executive Officer of Environmental Elements Corp., hereby certify that:

1. I have reviewed this annual report on Form 10-K of Environmental Elements Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (and persons fulfilling the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions taken with regard to significant deficiencies and material weaknesses.

/s/    JOHN L. SAMS

John L. Sams

President and Chief Executive Officer

June 27, 2003

CERTIFICATION

I, Lawrence Rychlak, the Chief Financial Officer of Environmental Elements Corp., hereby certify that:

1. I have reviewed this annual report on Form 10-K of Environmental Elements Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (and persons fulfilling the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions taken with regard to significant deficiencies and material weaknesses.

/s/    LAWRENCE RYCHLAK

Lawrence Rychlak

Chief Financial Officer

June 27, 2003

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

/s/ JOHN L. SAMS	June 27, 2003
John L. Sams President and Chief Executive Officer	Date

/s/ JOSEPH DUFFY	June 27, 2003
Joseph Duffy Director	Date

/s/ RICHARD E. HUG	June 27, 2003
Richard E. Hug Director	Date

/s/ BARRY KOH	June 27, 2003
Barry Koh Director	Date

/s/ JOHN C. NICHOLS	June 27, 2003
John C. Nichols Director and Secretary	Date

/s/ SAMUEL T. WOODSIDE	June 27, 2003
Samuel T. Woodside Director	Date