Form 10-Q
period 2003-06-30
ENVIRONMENTAL ELEMENTS CORP
filed 2003-08-14
CIK 863893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended

June 30, 2003

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

7,282,420 shares of common stock, $.01 par value per share, as of August 6, 2003.

ENVIRONMENTAL ELEMENTS CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

JUNE 30, 2003

A number of the matters and subject areas discussed in this report are not historical or current facts and deal with potential future circumstances and developments. The discussion of these matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and these discussions may materially differ from our actual future experience involving any one or more of these matters and subject areas. These forward looking statements are also subject generally to risks and uncertainties, including but not limited to, loss of new orders, increased competition, changes in environmental regulations, operating losses, declines in markets for the Company’s products and services, insufficient capital resources, and other factors that are described in the Company’s filings with the Securities and Exchange Commission, including the report on Form 10-K for the fiscal year ended March 31, 2003.

Environmental Elements Corporation and Subsidiaries

Consolidated Balance Sheets

As of June 30, 2003 and March 31, 2003

	June 30, 2003	March 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$303,000	$365,000
Accounts and retainage receivable, net of allowance for doubtful accounts of $789,000 and $768,000, respectively	10,529,000	8,773,000
Unbilled contract costs and fees	5,616,000	7,496,000
Inventories	1,145,000	1,113,000
Prepaid expenses and other current assets	703,000	737,000

Total current assets	18,296,000	18,484,000

Property and equipment:
Capital lease, building and improvements	7,398,000	7,397,000
Machinery, equipment, furniture and fixtures	3,219,000	3,187,000

	10,617,000	10,584,000
Less—Accumulated depreciation and amortization	6,229,000	6,078,000

Property and equipment, net	4,388,000	4,506,000

Other assets, net	334,000	330,000

Total assets	$23,018,000	$23,320,000

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) INVESTMENT
Current liabilities:
Line of credit	$11,478,000	$11,652,000
Accounts payable	10,970,000	10,658,000
Billings in excess of contract costs and fees	1,593,000	1,217,000
Accrued payroll and related expenses	636,000	542,000
Accrued and other current liabilities	3,315,000	4,061,000

Total current liabilities	27,992,000	28,130,000
Long-term liabilities:
Long-term capital lease obligation	1,540,000	1,540,000
Accrued pension liability	3,842,000	3,782,000
Other non-current liabilities	751,000	742,000

Total liabilities	34,125,000	34,194,000

Commitments and contingencies
Stockholders’ (deficit) investment:
Common stock, par value $.01 per share; 20,000,000 shares authorized, 7,282,420 shares issued and outstanding	73,000	73,000
Paid-in capital	28,673,000	28,673,000
Accumulated other comprehensive income (loss)	(6,124,000)	(6,165,000)
Retained deficit	(33,729,000)	(33,455,000)

Total stockholders’ (deficit) investment	(11,107,000)	(10,874,000)

Total liabilities and stockholders’ (deficit) investment	$23,018,000	$23,320,000

The accompanying notes are an integral part of these statements.

Environmental Elements Corporation and Subsidiaries

Consolidated Statements of Operations

For the Three Months Ended June 30, 2003 and 2002

(Unaudited)

	Three Months Ended June 30,
	2003	2002
Sales	$10,506,000	$14,314,000
Cost of sales	9,620,000	13,181,000

Gross Profit	886,000	1,133,000

Selling, general and administrative expenses	949,000	1,383,000

Operating Loss	(63,000)	(250,000)

Interest and other expense, net	(211,000)	(144,000)

Loss before Income Taxes	(274,000)	(394,000)

Provision for income taxes	—	—

Net Loss	$(274,000)	$(394,000)

Loss per share:
Basic	$(0.04)	$(0.05)

Diluted	$(0.04)	$(0.05)

Weighted average common shares outstanding:
Basic	7,282,420	7,242,260
Diluted	7,282,420	7,242,260

The accompanying notes are an integral part of these statements.

Environmental Elements Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the Three Months Ended June 30, 2003 and 2002

(Unaudited)

	2003	2002
Cash flows from operating activities:
Net loss	$(274,000)	$(394,000)
Non-cash items:
Depreciation and amortization	162,000	182,000
Effect of changes in operating assets and liabilities:
Restricted cash	—	(31,000)
Accounts and retainages receivable, net	(1,756,000)	1,451,000
Unbilled contract costs and fees	1,880,000	1,538,000
Inventories	(32,000)	98,000
Prepaid expenses and other current assets	34,000	(49,000)
Accounts payable	312,000	(1,747,000)
Billings in excess of contract costs and fees	376,000	(431,000)
Accrued payroll and related expenses	94,000	(422,000)
Accrued and other current liabilities	(746,000)	291,000
Other non-current liabilities	9,000	(25,000)

Net cash flows from operating activities	59,000	461,000

Cash flows from investing activities:
Purchases of property and equipment	(33,000)	(392,000)
Acquisition of business assets	—	(478,000)
Effects of changes in other assets	(15,000)	248,000

Net cash flows from investing activities	(48,000)	(622,000)

Cash flows from financing activities:
Net borrowings (repayments) under line of credit	(174,000)	68,000
Change in accrued pension liability	60,000	—
Change in accumulated other comprehensive income	41,000	73,000

Net cash flows from financing activities	(73,000)	141,000

Net decrease in cash and cash equivalents	(62,000)	(20,000)

Cash and cash equivalents, beginning of period	365,000	371,000

Cash and cash equivalents, end of period	$303,000	$351,000

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

2. PER SHARE DATA

Basic earnings per common share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share was computed using the Treasury Stock Method, assuming the terms and conditions for the common stock options were met and converted. The difference between the basic and diluted earnings per share is the dilutive effect of stock options outstanding. There were no such differences for the three months ended June 30, 2003 and 2002 because the effects of outstanding options were antidilutive.

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

As of June 30, 2003, the Company continues to be out of compliance with certain financial covenants of its bank credit facility, and the Company’s bank has not waived such failures to comply. In addition, as of June 30, 2003, the Company’s borrowings were approximately $3.0 million in excess of the amount available under its borrowing base calculation. The Company is currently in discussions with its bank regarding a restructuring of the Company and its bank debt and is also in discussions with possible acquirers of the Company. It is currently not possible to predict the outcome of either of these sets of discussions. However, if the Company is unable to either restructure its bank debt or conclude a merger or sale, the Company will face significant liquidity problems.

5. COMMITMENTS AND CONTINGENCIES

Project dispute-

During the first quarter of fiscal year 2003, the Company completed its original work under a fixed price contract to provide the design, engineering and materials for the rebuild of an existing electrostatic precipitator. The construction component of the project was awarded to a third party. The precipitator initially performed at levels that met the requirements of the State emission standards, but at levels below those specified in the contract. The Company worked with its customer and together made corrections to the precipitator which brought the emissions levels well within the contract terms. The project was completed and closed out in the first quarter of fiscal 2004.

The Company remains involved in a dispute with the construction contractor over liability for certain of the contractor’s alleged cost overruns on the project and over certain costs incurred by the contractor at the Company’s request. The contractor unilaterally invoiced the Company $1.8 million for these additional costs, which amount the Company vigorously disputes. The Company has retained legal counsel and has accrued legal and other costs that it expects to incur to resolve these disputes.

Patent litigation-

The Company is the exclusive licensee in the United States of certain patented technology for a urea conversion process known as “Ammonia-on-Demand” or AOD®. With the approval of its licensor, Environmental Elements has granted an end-user sublicense for the process to American Electric Power. During fiscal 2002, the owner of a patent covering a competing urea conversion process filed suit against the Company alleging that the Company’s AOD® process infringed on its patent. The Company and the plaintiffs have continued discussions subsequent to the mediation and a final settlement agreement has yet to be executed.

6. SUPPLEMENTAL CASH FLOW INFORMATION

Amounts paid in cash for interest during the three months ended June 30, 2003 and 2002 were $150,000 and $123,000, respectively. There were no income taxes paid during either three month period.

7. SEGMENT INFORMATION

The Company has three reportable operating segments: the Systems Business Unit, the Services Business Unit, and the Engineered Products Business Unit. The Systems Business Unit provides custom-engineered, original equipment systems to traditionally intensive users of air pollution control (APC) systems. The Services Business Unit provides maintenance, repair, and spare parts products and services to customers with particulate abatement installed APC equipment. The Engineered Products Business Unit is dedicated to finding additional technologies and alliances, and currently includes Ammonia-on-Demand (AOD®) technology and international ventures.

The segments reported below are the segments of the Company for which separate financial information is available and for which sales and operating income amounts are evaluated by executive management in deciding how to allocate resources and assess performance. The Company does not allocate assets to the individual operating segments and there are no significant intercompany sales transactions between the three operating segments.

Information about reported segment sales and operating income (loss) for the three months ended June 30, 2003 and 2002 is as follows:

	2003		2002
Business Unit	Sales	Operating Income (Loss)	Sales	Operating Income (Loss)
Systems	$4,718,000	$(52,000)	$5,876,000	$(765,000)
Services	5,417,000	55,000	5,416,000	397,000
Engineered Products	371,000	(66,000)	3,022,000	118,000

Total	$10,506,000	$(63,000)	$14,314,000	$(250,000)

The Company attributes revenues to individual geographic areas based upon the country where services are provided or products are delivered. Sales by geographic area for the three months ended June 30, 2003 and 2002 are as follows:

Geographic Area	2003	2002
United States	$9,509,000	$13,448,000
United Kingdom	613,000	505,000
Canada	226,000	159,000
Other International	158,000	202,000

Total	$10,506,000	$14,314,000

8. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss for the three months ended June 30, 2003 and 2002 is as follows:

	2003	2002
Net Loss as Reported	$(274,000)	$(394,000)
Effect of Foreign Currency Translation Gain	41,000	73,000

Comprehensive Loss	$(233,000)	$(321,000)

9. STOCK-BASED COMPENSATION

The Company maintains a stock option plan that authorizes the granting of options to purchase shares of common stock at prices not less than fair market value at the date of grant. The current plan, the 1998 Stock Option Plan (the Plan), was approved by a majority of the Company’s shareholders and authorizes the granting of options to purchase up to 650,000 shares of common stock. Under the terms of the Plan, 20% of the options granted are excercisable immediately along with 20% on each of the next four anniversaries and expire five years from the date of grant. The Company accounts for stock options granted using the intrinsic value method of expense recognition and measurement prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (collectively, “APB No. 25”). In accordance with FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the following table illustrates the effect on net loss and basic and diluted loss per share if the Company had applied the fair value based method of expense recognition and measurement provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended June 30
	2003	2002
Net loss, as reported	$(274,000)	$(394,000)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(43,000)	(25,000)

Pro forma net loss	$(317,000)	$(419,000)

Loss per share:
Basic — as reported	$(0.04)	$(0.05)
Diluted — as reported	$(0.04)	$(0.05)
Basic — pro forma	$(0.04)	$(0.06)
Diluted — pro forma	$(0.04)	$(0.06)

No stock options were granted during the three months ended June 30, 2003 and June 30, 2002.

Under the SFAS No. 123 pro forma disclosure provisions, the fair value of options granted subsequent to December 15, 1995, has been estimated using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price characteristics that are significantly different from those of traded options. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s outstanding options. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the estimated vesting period. The provisions of SFAS No. 123 may not necessarily be indicative of future results.

MANAGEMENT’S DISCUSSION AND ANALYSIS

ITEM 2.

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report and the audited Financial Statements and Management’s Discussion and Analysis contained in the Company’s Form 10-K for the fiscal year ended March 31, 2003.

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

Unbilled contract costs and fees represent revenues recognized in excess of amounts billed. All unbilled contract costs and fees are expected to be collected within the next fiscal year. Billings in excess of contract costs and fees represent billings in excess of revenues recognized. The Company provides for warranty expenses on contracts based on estimates that take into account historical experience. Warranty expenses and related accruals are included in cost of sales and in accrued and other current liabilities, respectively, in the accompanying unaudited consolidated financial statements.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist principally of purchased and fabricated parts held for use in contracts and as spare parts.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationships to sales of selected items in the Company’s consolidated statements of operations (unaudited) for the three months ended June 30, 2003 and 2002:

	2003	2002
Sales	100.0%	100.0%
Cost of sales	91.6	92.1

Gross profit	8.4	7.9
Selling, general and administrative expenses	9.0	9.6

Operating income (loss)	(0.6)%	(1.7)%

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO

THREE MONTHS ENDED JUNE 30, 2002

Sales for the three months ended June 30, 2003 decreased 26.6%, or $3,808,000, to $10,506,000 from $14,314,000 for the three months ended June 30, 2002. The Services business unit’s sales remained constant while the sales in Systems and Engineered Products decreased 19.7% and 87.7%, respectively. The Company’s major customer groups, electricity and pulp and paper producers, have responded to continued adverse economic conditions by, among other things, sharply reducing their purchases of the services and products sold by the Company. The large decrease in revenues in the Systems business unit reflects the continued delay and cancellation of several large projects that were anticipated to be released in late fiscal 2003. The revenues in the Engineered Products business unit fell due to the substantial completion of the Company’s contract with American Electric Power to supply its Ammonia-on-Demand (AOD®) system and the generally weak demand for urea-to-ammonia systems.

As a percentage of sales, cost of sales decreased to 91.6% in the current period as compared to 92.1% in the same period of the prior year and the Company’s gross profit percentage increased to 8.4% from 7.9%. Although the gross profit percentage increased slightly between years, it is still approximately three to four percentage points lower than the levels that are necessary for the Company to be profitable. The lower gross profit levels reflect the weak demand for the Company’s products and services coupled with a highly competitive marketplace resulting in lower sales prices.

Selling, general and administrative expenses decreased 31.4%, or $434,000 to $949,000 from $1,383,000, and as a percentage of sales to 9.0% from 9.6%. These decreases were a direct result of the Company’s cost reduction efforts in response to the slowdown in its business.

On July 18, 2003, the Company began a restructuring plan that included a reduction in personnel of approximately 20 people, including its President and Chief Executive Officer. This restructuring resulted in a one-time charge of approximately $140,000 for severance costs that was expensed and will be paid out in the second quarter of fiscal 2004.

For the reasons set forth above, the Company incurred an operating loss of $63,000, or 0.6% of sales for the quarter ended June 30, 2003, compared to an operating loss of $250,000, or 1.7% of sales, for the prior year period.

Interest and other expense, net of interest and other income, increased 46.5%, or $67,000, to $211,000 from $144,000. The increase was primarily due to higher borrowings on the Company’s revolving credit line for the current period and a royalty payment from a licensee that was included in the prior period.

The Company incurred a net loss before income taxes of $274,000, or 2.6% of sales, in the current year quarter, compared to a net loss before income taxes of $394,000 or 2.8% of sales, for the prior year period.

There was no provision for income taxes in either quarter reported because the Company incurred pre-tax losses and recorded a valuation reserve offsetting the deferred tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

The Company seeks to arrange its contracts so as to minimize its investment in net working capital, but the amount of this investment varies with the payment terms and stage of completion of its contracts. (“Net working capital invested in contracts” consists of accounts and retainages receivable and unbilled contract costs and fees, less accounts payable and less billings in excess of contract costs and fees.) Net working capital invested in contracts was $3.6 million at June 30, 2003 and $4.4 million at March 31, 2003. The Company also requires capital to the extent that its net cash flows from operating activities are negative.

Cash and cash equivalents decreased by $62,000 and borrowings under the Company’s line of credit decreased by $174,000 during the three months ended June 30, 2003.

The Company’s principal source of liquidity is its bank credit facility which expires on April 1, 2004. That facility provides for secured borrowings of up to $15,000,000 based upon the Company’s borrowing base, consisting of unbilled contract costs and fees and certain accounts receivable reduced by outstanding letters of credit.

As of June 30, 2003, the Company continues to be out of compliance with certain financial covenants of its bank credit facility, and the Company’s bank has not waived such failures to comply. In addition, as of June 30, 2003, the Company’s borrowings were approximately $3.0 million in excess of the amount available under its borrowing base calculation. The Company is currently in discussions with its bank regarding a restructuring of the Company and its bank debt and is also in discussions with possible acquirers of the Company. It is currently not possible to predict the outcome of either of these sets of discussions. However, if the

Company is unable to either restructure its bank debt or conclude a merger or sale, the Company will face significant liquidity problems.

At June 30, 2003, the amount outstanding under the bank credit facility was $11.5 million.

The Company’s backlog of unfilled orders at June 30, 2003 decreased 70% to $8.2 million from $27.7 million at June 30, 2002. New orders received during the three months ended June 30, 2003 decreased 57% from the same period last year, to $5.8 million from $13.4 million.

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

There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect the internal controls over financial reporting subsequent to the date the Company completed its evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is the exclusive licensee in the United States of certain patented technology for a urea conversion process known as “Ammonia-on-Demand” or AOD®. With the approval of its licensor, Environmental Elements has granted an end-user sublicense for the process to American Electric Power. During fiscal 2002, the owner of a patent covering a competing urea conversion process filed suit against the Company alleging that the Company’s AOD® process infringed on its patent. The Company and the plaintiffs have continued discussions subsequent to the mediation and a final settlement agreement has yet to be executed.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

31 -	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer

32 -	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer

(b) Reports on Form 8-K:

Form 8-K, dated July 21, 2003, reported that the Company began to institute a restructuring plan and had reduced its workforce. The Company also reported that its President and Chief Executive Officer had resigned from the Company and the Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVIRONMENTAL ELEMENTS CORPORATION

    (Registrant)

/S/ LAWRENCE RYCHLAK

Lawrence Rychlak President (Principal Executive Officer) and Chief Financial Officer

Date: August 14, 2003