Form 10-Q
period 2003-09-30
ENVIRONMENTAL ELEMENTS CORP
filed 2003-11-14
CIK 863893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended

September 30, 2003

ENVIRONMENTAL ELEMENTS CORPORATION

(Exact name of registrant as specified in its charter)

1-10955

(Commission File Number)

DELAWARE	52-1303748
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3700 Koppers St., Baltimore, Maryland	21227
(Address of Principal Executive Offices)	(Zip Code)

410 - 368-7000

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

7,282,420 shares of common stock, $.01 par value per share, as of November 6, 2003

ENVIRONMENTAL ELEMENTS CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

SEPTEMBER 30, 2003

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

Environmental Elements Corporation and Subsidiaries

Consolidated Balance Sheets

As of September 30, 2003 and March 31, 2003

	September 30,	March 31,
	2003	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$271,000	$365,000
Accounts and retainage receivable, net of allowance for doubtful accounts of $809,000 and $768,000, respectively	9,277,000	8,773,000
Unbilled contract costs and fees	4,011,000	7,496,000
Inventories	1,040,000	1,113,000
Prepaid expenses and other current assets	842,000	737,000

Total current assets	15,441,000	18,484,000

Property and equipment:
Capital lease, building and improvements	7,398,000	7,397,000
Machinery, equipment, furniture and fixtures	3,221,000	3,187,000

	10,619,000	10,584,000
Less – Accumulated depreciation and amortization	6,385,000	6,078,000

Property and equipment, net	4,234,000	4,506,000

Other assets, net	327,000	330,000

Total assets	$20,002,000	$23,320,000

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) INVESTMENT
Current liabilities:
Accounts payable	$10,483,000	$10,658,000
Billings in excess of contract costs and fees	1,167,000	1,217,000
Accrued payroll and related expenses	623,000	542,000
Accrued and other current liabilities	3,061,000	4,061,000
Line of credit	10,285,000	11,652,000

Total current liabilities	25,619,000	28,130,000
Long-term liabilities:
Long-term capital lease obligation	1,536,000	1,540,000
Accrued pension liability	3,962,000	3,782,000
Other non-current liabilities	759,000	742,000

Total liabilities	31,876,000	34,194,000

Commitments and contingencies
Stockholders’ (deficit) investment:
Common stock, par value $.01 per share; 20,000,000 shares authorized, 7,282,420 shares issued and outstanding	73,000	73,000
Paid-in capital	28,673,000	28,673,000
Accumulated other comprehensive income	(6,121,000)	(6,165,000)
Retained deficit	(34,499,000)	(33,455,000)

Total stockholders’ (deficit) investment	(11,874,000)	(10,874,000)

Total liabilities and stockholders’ (deficit) investment	$20,002,000	$23,320,000

The accompanying notes are an integral part of these statements.

Environmental Elements Corporation and Subsidiaries

Consolidated Statements of Operations

For the Periods Ended September 30, 2003 and 2002

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Sales	$6,706,000	$9,263,000	$17,213,000	$23,577,000
Cost of sales	6,477,000	7,875,000	16,097,000	21,056,000

Gross Profit	229,000	1,388,000	1,116,000	2,521,000

Selling, general and administrative expenses	918,000	1,277,000	1,867,000	2,660,000

Operating Income (Loss)	(689,000)	111,000	(751,000)	(139,000)

Interest and other expense, net	(82,000)	(64,000)	(293,000)	(208,000)

Income (Loss) before Income Taxes	(771,000)	47,000	(1,044,000)	(347,000)

Provision for income taxes	—	—	—	—

Net Income (Loss)	$(771,000)	$47,000	$(1,044,000)	$(347,000)

Income (Loss) per share:
Basic	$(0.11)	$0.01	$(0.14)	$(0.05)

Diluted	$(0.11)	$0.01	$(0.14)	$(0.05)

Weighted average common shares outstanding:
Basic	7,282,420	7,244,470	7,282,420	7,243,371
Diluted	7,282,420	7,254,177	7,282,420	7,243,371

The accompanying notes are an integral part of these statements.

Environmental Elements Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the Six Months Ended September 30, 2003 and 2002

(Unaudited)

	2003	2002
Cash flows from operating activities:
Net loss	$(1,044,000)	$(347,000)
Non-cash items:
Depreciation and amortization	325,000	355,000
Effect of changes in operating assets and liabilities:
Restricted cash	—	(42,000)
Accounts and retainages receivable, net	(504,000)	2,445,000
Unbilled contract costs and fees	3,485,000	1,100,000
Inventories	73,000	116,000
Prepaid expenses and other current assets	(105,000)	(198,000)
Accounts payable	(175,000)	(4,220,000)
Billings in excess of contract costs and fees	(50,000)	(267,000)
Accrued payroll and related expenses	81,000	(529,000)
Accrued and other current liabilities	(1,000,000)	162,000
Other non-current liabilities	17,000	(23,000)

Net cash flows from operating activities	1,103,000	(1,448,000)

Cash flows from investing activities:
Purchases of property and equipment	(35,000)	(692,000)
Acquisition of business assets	—	(478,000)
Effects of changes in other assets	(15,000)	237,000

Net cash flows from investing activities	(50,000)	(933,000)

Cash flows from financing activities:
Net borrowings (repayments) under line of credit	(1,367,000)	2,023,000
Reduction of long-term capital lease obligation	(4,000)	(3,000)
Change in accrued pension liability	180,000	—
Stock options exercised	—	6,000
Change in accumulated other comprehensive income	44,000	130,000

Net cash flows from financing activities	(1,147,000)	2,156,000

Net decrease in cash and cash equivalents	(94,000)	(225,000)

Cash and cash equivalents, beginning of period	365,000	371,000

Cash and cash equivalents, end of period	$271,000	$146,000

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

2. PER SHARE DATA

Basic earnings per common share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share was computed assuming the terms and conditions for the common stock options were met and converted. Any difference between the basic and diluted earnings per share is the dilutive effect of stock options outstanding.

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

As of September 30, 2003, the Company is not in compliance with certain financial covenants of its bank credit facility, and the Company’s bank has not waived such failures to comply. In addition, due to lowered business activity, as of September 30, 2003 the Company’s borrowings were approximately $3.7 million in excess of the amount available under its borrowing base calculation. The Company is currently in discussions with its bank regarding a restructuring of the Company and its bank debt and is also in discussions with possible acquirers of the Company. It is currently not possible to predict the outcome of either of these sets of discussions. However, if the Company is unable to either restructure its bank debt or conclude a merger or sale, the Company will face significant liquidity problems.

5. COMMITMENTS AND CONTINGENCIES

Project dispute–

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

Patent litigation–

The Company was the exclusive licensee in the United States of certain patented technology for a urea conversion process known as “Ammonia-on-Demand” or AOD®. During fiscal 2002, the owner of a patent covering a competing urea conversion process filed suit against the Company alleging that the Company’s AOD® process infringed on its patent. In September 2003, the suit was settled and as part of the settlement the Company will complete the installations of three specifically-indentified projects should the customer decide to utilize the AOD® system. Other than those projects, the Company will no longer provide the AOD® system and will end its licensing agreement for the technology.

6. SUPPLEMENTAL CASH FLOW INFORMATION

Amounts paid in cash for interest during the six months ended September 30, 2003 and 2002 were $170,000 and $337,000, respectively. There were no income taxes paid during either six month period.

7. SEGMENT INFORMATION

As a result of its agreement as described in Note 5 to discontinue its AOD® business line, the Company has two reportable operating segments as of September 30, 2003: the Systems Business Unit and the Services Business Unit. The Systems Business Unit provides custom-engineered, original equipment systems to traditionally intensive users of air pollution control (APC) systems and the Services Business Unit provides maintenance, repair, and spare parts products and services to customers with particulate abatement installed APC equipment.

The segments reported below are the segments of the Company for which separate financial information is available and for which sales and operating income amounts are evaluated by executive management in deciding how to allocate resources and assess performance. The Company does not allocate assets to the individual operating segments and there are no significant intercompany sales transactions between the operating segments.

Information about reported segment sales and operating income (loss), after the allocation of selling, general and administrative expenses, for the three months and six months ended September 30, 2003 and 2002 is as follows:

	3 months ended 9/30/03		3 months ended 9/30/02
Business Unit	Sales	Operating Income (Loss)	Sales	Operating Income (Loss)
Systems	$3,768,000	$(307,000)	$2,969,000	$455,000
Services	2,938,000	(382,000)	5,184,000	(225,000)
Engineered Products	—	—	1,110,000	(119,000)

Total	$6,706,000	$(689,000)	$9,263,000	$111,000

	6 months ended 9/30/03		6 months ended 9/30/02
Business Unit	Sales	Operating Income (Loss)	Sales	Operating Income (Loss)
Systems	$8,487,000	$(357,000)	$8,845,000	$(310,000)
Services	8,355,000	(326,000)	10,600,000	172,000
Engineered Products	371,000	(68,000)	4,132,000	(1,000)

Total	$17,213,000	$(751,000)	$23,577,000	$(139,000)

The Company attributes revenues to individual geographic areas based upon the country where services are provided or products are delivered. Sales by geographic area for the three months and six months ended September 30, 2003 and 2002 are as follows:

	Three months ended September 30,
Geographic Area	2003	2002
United States	$5,564,000	$7,821,000
United Kingdom	840,000	1,052,000
Canada	232,000	194,000
Other International	70,000	196,000

Total	$6,706,000	$9,263,000

	Six months ended September 30,
Geographic Area	2003	2002
United States	$15,072,000	21,272,000
United Kingdom	1,453,000	1,557,000
Canada	459,000	352,000
Other International	229,000	396,000

Total	$17,213,000	$23,577,000

8. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss for the six months ended September 30, 2003 and 2002 is as follows:

	2003	2002
Net Loss as Reported	$(1,044,000)	$(347,000)
Effect of Foreign Currency Translation Gain	44,000	130,000
Comprehensive Loss	$(1,000,000)	$(217,000)

9. STOCK BASED COMPENSATION

The Company maintains a stock option plan that authorizes the granting of options to purchase shares of common stock at prices not less than fair market value at the date of grant. The current plan, the 1998 Stock Option Plan (the Plan), was approved by a majority of the Company’s shareholders and authorizes the granting of options to purchase up to 650,000 shares of common stock. Under the terms of the Plan, 20% of the options granted are exercisable immediately along with 20% on each of the next four anniversaries and expire five years from the date of grant. The Company accounts for stock options granted using the intrinsic value method of expense recognition and measurement prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (collectively, “APB No. 25”). In accordance with FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the following tables illustrate the effect on net loss and basic and diluted loss per share if the Company had applied the fair value based method of expense recognition and measurement provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended September 30
	2003	2002
Net Income (Loss), as reported	$(771,000)	$47,000
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(40,000)	(43,000)

Pro forma net income (Loss)	$(811,000)	$4,000

Income (Loss) per share:
Basic — as reported	$(0.11)	$.01
Diluted — as reported	$(0.11)	$.01

Basic — pro forma	$(0.11)	$.01
Diluted — pro forma	$(0.11)	$.01

	Six Months Ended September 30
	2003	2002
Net loss, as reported	$(1,044,000)	$(347,000)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(83,000)	(68,000)

Pro forma net loss	$(1,127,000)	$(415,000)

Loss per share:
Basic — as reported	$(0.14)	$(0.05)
Diluted — as reported	$(0.14)	$(0.05)

Basic — pro forma	$(0.15)	$(0.06)
Diluted — pro forma	$(0.15)	$(0.06)

No stock options were granted during the three or six month periods ended September 30, 2003 and September 30, 2002.

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

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS

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

RESULTS OF OPERATIONS

The following table sets forth the percentage relationships to sales of selected items in the Company’s consolidated statements of operations (unaudited) for the three and six months ended September 30, 2003 and 2002:

	Three months ended September 30,		Six months ended September 30,
	2003	2002	2003	2002
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	96.6	85.0	93.5	89.3

Gross profit	3.4	15.0	6.5	10.7
Selling, general and administrative expenses	13.7	13.8	10.8	11.3

Operating income (loss)	(10.3)%	1.2%	(4.3)%	(0.6)%

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO

THREE MONTHS ENDED SEPTEMBER 30, 2002

The poor financial performance experienced by the Company’s major customer groups that impacted the Company during fiscal 2003 continued into the second quarter of fiscal year 2004. This resulted in the continued curtailment of their purchases of the Company’s products and services. Large systems projects were deferred and/or cancelled and spending by the power and pulp and paper sector on maintenance and rebuild services continues to run below historical levels. As a result, the Company’s revenues were well below those of the prior year and historical levels. Sales for the three months ended September 30, 2003 decreased 27.6%, or $2,557,000, to $6,706,000 from $9,263,000 for the three months ended September 30, 2002. Sales decreased 43.3% in the Services business unit while the Systems business unit’s revenues increased 26.9% from last fiscal year. As described in Note 5, the Company discontinued its AOD® business line and thus had no material revenues in its Engineered Products group for the quarter and does not expect any future revenues from this business unit.

As a percentage of sales, cost of sales increased to 96.6% in the current period as compared to 85.0% in the same period of the prior year and the Company’s gross profit percentage decreased to 3.4% from 15.0%. The primary reason for the increase in cost of sales was that the lowered sales volumes that the Company experienced during the quarter did not allow for the Company to sufficiently leverage the fixed component of its cost of sales. In addition, in an effort to reduce the amount invested in its inventory and to generate additional cash, the Company made a decision to immediately liquidate a significant portion of its spare parts inventory. As a result the Company expects to sell this inventory at amounts substantially below its carrying cost. Therefore, the Company has recognized a $300,000 charge to cost of sales to cover the necessary write down of the inventory to its estimated net realizable value.

Selling, general and administrative expenses decreased 28.1%, or $359,000 to $918,000 from $1,277,000, and as a percentage of sales to 13.7% from 13.8%. These decreases were a direct result of the Company’s cost reduction efforts in response to the slowdown in its business.

For the reasons set forth above, the Company incurred an operating loss of $689,000, or 10.3% of sales for the quarter ended September 30, 2003, compared to an operating income of $111,000, or 1.2% of sales, for the prior year period.

Interest and other expense, net of interest and other income, increased 28.1%, or $18,000, to $82,000 from $64,000. The increase was primarily due to higher borrowings on the Company’s revolving credit line for the current period.

The Company incurred a net loss before income taxes of $771,000, or 11.5% of sales, in the current year quarter, compared to income before income taxes of $47,000 or 0.5% of sales, for the prior year period.

There was no provision for income taxes in either quarter reported because the Company incurred pre-tax losses and recorded a valuation reserve offsetting the deferred tax benefit.

SIX MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO

SIX MONTHS ENDED SEPTEMBER 30, 2002

Sales for the six months ended September 30, 2003 decreased 27.0% from the same period last year from $23,577,000 to $17,213,000, with the Engineered Products business unit accounting for most of the decrease. Its revenues decreased 90.8% from those of the same period last year due to the fact that the Company’s discontinued its AOD® business line and thus had no material revenues in its Engineered Products group for the second quarter. The continued spending slowdown was responsible for revenue decreases in the Systems and Services business units where sales decreased 4.0% and 21.2%, respectively, for the six months ended September 30, 2003.

As a percentage of sales, cost of sales increased slightly to 93.5% in the current period from the prior year’s 89.3%. As a result, the Company’s gross profit decreased to 6.5% for 2003 as compared to 10.7% in the prior period. The primary reason for the increase in cost of sales was that the lowered sales volumes that the Company experienced during the period did not allow for the Company to sufficiently leverage the fixed component of its cost of sales. In addition, during the quarter ended September 30, 2003, in an effort to reduce the amount invested in its inventory and to generate additional cash, the Company made a decision to immediately liquidate a significant portion of its spare parts inventory. As a result the Company expects to sell this inventory at amounts substantially below its carrying cost. Therefore, the Company has recognized a $300,000 charge to cost of sales to cover the necessary write down of the inventory to its estimated net realizable value.

Selling, general and administrative expenses decreased as a percentage of sales to 10.8% from 11.3%. These decreases were a direct result of the Company’s cost reduction efforts in response to the slowdown in its business.

For the reasons set forth above, the Company recorded an operating loss of $751,000 for the six months ended September 30, 2003, compared to an operating loss of $139,000 for the prior period.

Interest and other expense, net of interest and other income, increased 40.9%, from $208,000 in 2002, to $293,000 for the six months ended September 30, 2003. The increase was primarily due to higher borrowings in the current period.

The Company recorded a net loss before income taxes of $1,044,000 for the six months ended September 30, 2003, compared to loss before income taxes of $347,000 in the prior period.

There was no provision for income taxes in either period reported because the effects of the Company’s net operating loss carryforwards from prior years substantially eliminated taxes on current year income.

LIQUIDITY AND CAPITAL RESOURCES

The Company seeks to arrange its contracts so as to minimize its investment in net working capital, but the amount of this investment varies with the payment terms and stage of completion of its contracts. (“Net working capital invested in contracts” consists of accounts and retainages receivable and unbilled contract costs and fees, less accounts payable and less billings in excess of contract costs and fees.) Net working capital invested in contracts was $1.6 million at September 30, 2003 and $4.4 million at March 31, 2003. The Company also requires capital to the extent that its net cash flows from operating activities are negative.

Cash and cash equivalents decreased by $94,000 and borrowings under the Company’s line of credit decreased by $1,367,000 during the six months ended September 30, 2003. The Company had $271,000 in cash as of September 30, 2003.

The Company’s principal source of liquidity is its bank credit facility which expires on April 1, 2004. That facility provides for secured borrowings of up to $15,000,000 based upon the Company’s borrowing base, consisting of unbilled contract costs and fees and certain accounts receivable reduced by outstanding letters of credit.

As of September 30, 2003, the Company is not in compliance with certain financial covenants of its bank credit facility, and the Company’s bank has not waived such failures to comply. In addition, as of September 30, 2003, the Company’s borrowings were approximately $3.7 million in excess of the amount available under its borrowing base calculation. The Company is currently in discussions with its bank regarding a restructuring of the Company and its bank debt and is also in discussions with possible acquirers of the Company. It is currently not possible to predict the outcome of either of these sets of discussions. However, if the Company is unable to either restructure its bank debt or conclude a merger or sale, the Company will face significant liquidity problems.

At September 30, 2003, the amount outstanding under the bank credit facility was $10.3 million.

The Company’s backlog of unfilled orders at September 30, 2003 decreased 63% to $7.1 million from $19.1 million at September 30, 2002. New orders received during the six months ended September 30, 2003 decreased 19% from the same period last year, to $11.4 million from $14.0 million.

ITEM 4.	CONTROLS AND PROCEDURES

The principal executive and financial officer of the Company has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act), and has concluded that the Company’s disclosure controls and procedures are effective in timely alerting him to material information which is required to be included in the periodic reports that the Company must file with the Securities and Exchange Commission.

There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect the internal controls over financial reporting subsequent to the date the Company completed its evaluation.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company was the exclusive licensee in the United States of certain patented technology for a urea conversion process known as “Ammonia-on-Demand” or AOD®. During fiscal 2002, the owner of a patent covering a competing urea conversion process filed suit against the Company alleging that the Company’s AOD® process infringed on its patent. In September 2003, the suit was settled and as part of the settlement the Company will complete the installations of three specifically-identified projects should the customer decide to utilize the AOD® system. Other than those projects, the Company will no longer provide the AOD® system and will end its licensing agreement for the technology.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of securities holders at the Annual Meeting of Stockholders held on September 19, 2003:

(a)	The stockholders ratified the selection of Ernst & Young LLP to serve as independent public accountants of the Company for the fiscal year ending March 31, 2004. The matter was approved by a vote of 6,852,155 for, 7,144 against, and 17,050 abstaining. 406,071 shares were not voted.

(b)	The stockholders elected John C. Nichols (6,808,142 for and 68,207 abstaining), and Barry Koh (6,837,292 for and 39,057 abstaining) as Class I directors for a three-year term expiring at the 2006 Annual Meeting or until their successors are duly elected and qualified. 406,071 shares were not voted for either Mr. Nichols or Mr. Koh. The names of all other directors whose terms of office as directors continued after the meeting are as follows: Richard E. Hug, Joseph J. Duffy and Samuel T. Woodside.

ITEM 5.	OTHER INFORMATION

During its third fiscal quarter, the Company received notification from the American Stock Exchange (the “Exchange”) that EEC no longer complies with the Exchange’s continued listing standards as specified in Section 1003 (a)(i) of the Amex Company Guide in that its stockholders’ equity is less than $2 million and it has sustained losses from continuing operations and/or net losses in two of its three most recent fiscal years; Section 1003 (a)(ii) of the Amex Company Guide in that its stockholders’ equity is less than $4 million and it has sustained losses from continuing operations and/or net losses in three of its four most recent fiscal years; Section 1003 (a)(iii) of the Amex Company Guide in that its stockholders’ equity is less than $6 million and it has sustained losses from continuing operations and/or net losses in five of its most recent fiscal years; and, Section 1003(a)(iv) of the Amex Company Guide in that the company has sustained losses which are so substantial in relation with its overall operations or its existing financial resources, or its financial condition has become so impaired that it appears questionable, in the opinion of the Exchange, as to whether such company will be able to continue operations and/or meet its obligations as they mature. The Company has appealed this determination and filed a written submission detailing its plans to regain compliance, however there can be no assurance that the Company’s request will be granted. In the event that their request is denied, EEC expects that its securities will be eligible to trade through the Over the Counter Bulletin Board® quotation service.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

31. Certification pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32. Certification pursuant to USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

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

ENVIRONMENTAL ELEMENTS CORPORATION (Registrant)

/s/ LAWRENCE RYCHLAK

Lawrence Rychlak President and Chief Financial Officer

Date:  November 14, 2003