Form 10-Q
period 2003-12-31
ENVIRONMENTAL ELEMENTS CORP
filed 2004-02-17
CIK 863893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended

December 31, 2003

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

7,282,420 shares of common stock, $.01 par value per share, as of February 9, 2004

ENVIRONMENTAL ELEMENTS CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

December 31, 2003

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

Environmental Elements Corporation and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2003 and March 31, 2003

	December 31, 2003	March 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$545,000	$365,000
Accounts and retainage receivable, net of allowance for doubtful accounts of $809,000 and $768,000, respectively	8,133,000	8,773,000
Unbilled contract costs and fees	1,340,000	7,496,000
Inventories	823,000	1,113,000
Prepaid expenses and other current assets	401,000	737,000

Total current assets	11,242,000	18,484,000

Property and equipment:
Capital lease, building and improvements	—	7,397,000
Machinery, equipment, furniture and fixtures	3,013,000	3,187,000

	3,013,000	10,584,000
Less – Accumulated depreciation and amortization	2,699,000	6,078,000

Property and equipment, net	314,000	4,506,000

Other assets, net	339,000	330,000

Total assets	$11,895,000	$23,320,000

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) INVESTMENT
Current liabilities:
Accounts payable	$9,081,000	$10,658,000
Billings in excess of contract costs and fees	1,237,000	1,217,000
Accrued payroll and related expenses	472,000	542,000
Accrued and other current liabilities	1,988,000	4,061,000
Line of credit	5,370,000	11,652,000

Total current liabilities	18,148,000	28,130,000
Long-term liabilities:
Long-term capital lease obligation	—	1,540,000
Accrued pension liability	4,052,000	3,782,000
Other non-current liabilities	767,000	742,000

Total liabilities	22,967,000	34,194,000

Commitments and contingencies
Stockholders’ (deficit) investment:
Common stock, par value $.01 per share; 20,000,000 shares authorized, 7,282,420 shares issued and outstanding	73,000	73,000
Paid-in capital	28,673,000	28,673,000
Accumulated other comprehensive income	(6,061,000)	(6,165,000)
Retained deficit	(33,757,000)	(33,455,000)

Total stockholders’ (deficit) investment	(11,072,000)	(10,874,000)

Total liabilities and stockholders’ (deficit) investment	$11,895,000	$23,320,000

The accompanying notes are an integral part of these statements.

Environmental Elements Corporation and Subsidiaries

Consolidated Statements of Operations

For the Periods Ended December 31, 2003 and 2002

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Sales	$5,405,000	$9,329,000	$22,618,000	$32,905,000
Cost of sales	6,084,000	9,685,000	22,182,000	30,741,000

Gross Profit (Loss)	(679,000)	(356,000)	436,000	2,164,000

Selling, general and administrative expenses	(890,000)	(1,347,000)	(2,757,000)	(4,006,000)
Gain on lease assignment (Note 4)	1,939,000	—	1,939,000	—
Gain on debt restructuring (Note 4)	562,000	—	562,000	—

Operating Income (Loss)	932,000	(1,703,000)	180,000	(1,842,000)
Interest and other expense, net	(184,000)	(182,000)	(477,000)	(390,000)

Income (Loss) before Income Taxes	748,000	(1,885,000)	(297,000)	(2,232,000)
Provision for income taxes	(6,000)	—	(6,000)	—

Net Income (Loss)	$742,000	$(1,885,000)	$(303,000)	$(2,232,000)

Income (Loss) per share:
Basic	$0.10	$(0.26)	$(0.04)	$(0.31)

Diluted	$0.10	$(0.26)	$(0.04)	$(0.31)

Weighted average common shares outstanding:
Basic	7,282,420	7,246,590	7,282,420	7,244,448
Diluted	7,400,725	7,246,590	7,282,420	7,244,448

The accompanying notes are an integral part of these statements.

Environmental Elements Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the Nine Months Ended December 31, 2003 and 2002

(Unaudited)

	2003	2002
Cash flows from operating activities:
Net loss	$(303,000)	$(2,232,000)
Non-cash items:
Depreciation and amortization	476,000	515,000
Gain on lease assignment (Note 4)	(1,939,000)	—
Gain on debt restructuring (Note 4)	(562,000)	—
Impairment of long term assets of Chinese subsidiary	140,000	—
Effect of changes in operating assets and liabilities:
Restricted cash	—	226,000
Accounts and retainages receivable, net	640,000	4,924,000
Unbilled contract costs and fees	6,156,000	1,859,000
Inventories	290,000	3,000
Prepaid expenses and other current assets	226,000	(59,000)
Accounts payable	(1,577,000)	(5,084,000)
Billings in excess of contract costs and fees	20,000	(126,000)
Accrued payroll and related expenses	(70,000)	(522,000)
Accrued and other current liabilities	(2,274,000)	684,000
Other non-current liabilities	295,000	(13,000)

Net cash flows from operating activities	1,518,000	175,000

Cash flows from investing activities:
Purchases of property and equipment	(117,000)	(788,000)
Acquisition of business assets	—	(478,000)
Effects of changes in other assets	(39,000)	358,000

Net cash flows from investing activities	(156,000)	(908,000)

Cash flows from financing activities:
Net borrowings (repayments) under line of credit	(1,282,000)	953,000
Reduction of long-term capital lease obligation	(4,000)	(3,000)
Stock options exercised	—	6,000
Change in accumulated other comprehensive income	104,000	159,000

Net cash flows from financing activities	(1,182,000)	1,115,000

Net increase in cash and cash equivalents	180,000	382,000
Cash and cash equivalents, beginning of period	365,000	371,000

Cash and cash equivalents, end of period	$545,000	$753,000

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

2. PER SHARE DATA

Basic earnings per common share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share was computed assuming the terms and conditions for the common stock options were met and converted. Any difference between the basic and diluted earnings per share is due to the dilutive effect of stock options outstanding.

3. ASSET IMPAIRMENT

As a result of the Company’s increased focus on its service and maintenance business and its decision to be more selective in its pursuit of the large Systems projects, the Company anticipates that it will have less demand for the products that its Chinese subsidiary supplies. Based on the projected revenues and expenses, this operation is not expected to generate positive cash flows for the foreseeable future. Therefore, for the quarter ended December 31, 2003, the Company determined that its investment in its Chinese subsidiary was impaired and recorded a $400,000 charge to reduce the carrying value of its assets to their net realizable value. This charge was comprised of a $260,000 reduction in the carrying value of inventory (recorded in cost of sales) and a $140,000 reduction in net long term assets (recorded in selling, general and administrative expenses).

4. LONG TERM LINE OF CREDIT

The Company’s principal source of liquidity is its bank credit facility which was set to expire on April 1, 2004. That facility provided for secured borrowings of up to $15,000,000 based upon the Company’s borrowing base, consisting of unbilled contract costs and fees and certain accounts receivable reduced by outstanding letters of credit.

On December 31, 2003, the Company completed a restructuring of its outstanding bank debt. The new agreement resulted in a $5,000,000 reduction of the Company’s outstanding line of credit balance, an adjustment to the borrowing capacity under the line up to a maximum of $6,750,000 and a restructuring of the financial and other covenants within the previous borrowing agreement. In return for these accommodations, the Company assigned to the Bank its rights to a long-term master lease on its headquarters building in Baltimore, Maryland. The new agreement expires March 31, 2005 and the Company believes that it will provide sufficient liquidity to meet its operating needs for the remainder of fiscal 2004 and throughout fiscal 2005. As of December 31, 2003, the Company had outstanding borrowings of $5,370,000.

Under the terms of the new agreement, the Company’s bank did not waive any default provisions that existed under the previous agreement. However, the bank agreed to forbear from exercising its rights under the default provisions of the old agreement through the term of the new agreement, provided the Company maintains compliance with the terms of the new agreement. As disclosed in previous filings, the Company is in default with several financial covenants of the previous agreement and expects that it will work with its bank prior to March 31, 2005 to negotiate an extension of the forbearance agreement or to develop a new lending facility to replace the expiring one.

As a result of this transaction, the Company wrote off the asset “Capital lease and improvements”, eliminated the liability “Long term capital lease obligation”, reduced its “Note payable” balance by $5 million and recorded a gain on the transaction which totaled approximately $2.5 million. The total gain was comprised of a $1,939,000 gain from the assignment of the master lease and a $562,000 gain on the restructuring of the debt.

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

The Company was also involved in a dispute with the construction contractor over liability for certain of the contractor’s alleged cost overruns on the project and over certain costs incurred by the contractor at the Company’s request. The contractor unilaterally invoiced the Company $1.8 million for these additional costs, which amount the Company vigorously disputed. In January 2004, the Company reached an agreement in principle to settle this dispute at an amount which had been previously accrued by the Company.

Patent litigation–

The Company was the exclusive licensee in the United States of certain patented technology for a urea conversion process known as “Ammonia-on-Demand” or AOD®. During fiscal 2002, the owner of a patent covering a competing urea conversion process filed suit against the Company alleging that the Company’s AOD® process infringed on its patent. In September 2003, the suit was settled and as part of the settlement the Company will complete the installations of three specifically identified projects should the customer decide to utilize the AOD® system. Other than those projects, the Company will no longer provide the AOD® system and will end its licensing agreement for the technology.

6. SUPPLEMENTAL CASH FLOW INFORMATION

Amounts paid in cash for interest during the nine months ended December 31, 2003 and 2002 were $226,000 and $492,000, respectively. Income taxes paid through December 31 2003 and 2002 were $6,000 and $0, respectively.

7. SEGMENT INFORMATION

As a result of the Company’s increased focus on the service and maintenance components of its business, the Company has restated its business segment information. Therefore, the Engineered Products business unit has been combined with those of the Systems business unit for the current and prior periods. The Company now has two reportable operating segments as of December 31, 2003: the Systems Business Unit and the Services Business Unit. The Systems Business Unit provides custom-engineered, original equipment systems to traditionally intensive users of air pollution control (APC) systems and the Services Business Unit provides maintenance, repair, and spare parts products and services to customers with particulate abatement installed APC equipment.

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

Information about reported segment sales and operating income (loss), after the allocation of selling, general and administrative expenses and the gains described in Note 4, for the three months and nine months ended December 31, 2003 and 2002 is as follows:

	3 months ended 12/31/03		3 months ended 12/31/02
Business Unit	Sales	Operating Income (Loss)	Sales	Operating Income (Loss)
Systems	$1,623,000	$(420,000)	$5,108,000	$(1,333,000)
Services	3,782,000	1,352,000	4,221,000	(370,000)

Total	$5,405,000	$932,000	$9,329,000	$(1,703,000)

	9 months ended 12/31/03		9 months ended 12/31/02
Business Unit	Sales	Operating Income (Loss)	Sales	Operating Income (Loss)
Systems	$10,852,000	$(912,000)	$18,083,000	$(1,645,000)
Services	11,766,000	1,092,000	14,822,000	(197,000)

Total	$22,618,000	$180,000	$32,905,000	$(1,842,000)

The Company attributes revenues to individual geographic areas based upon the country where services are provided or products are delivered. Sales by geographic area for the three months and nine months ended December 31, 2003 and 2002 are as follows:

	Three months ended December 31,
Geographic Area	2003	2002
United States	$4,367,000	$8,855,000
United Kingdom	676,000	243,000
Canada	287,000	197,000
Other International	75,000	34,000

Total	$5,405,000	$9,329,000

	Nine months ended December 31,
Geographic Area	2003	2002
United States	$19,439,000	$30,125,000
United Kingdom	2,129,000	1,800,000
Canada	746,000	550,000
Other International	304,000	430,000

Total	$22,618,000	$32,905,000

8. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss for the nine months ended December 31, 2003 and 2002 is as follows:

	2003	2002
Net Loss as Reported	$(303,000)	$(2,232,000)
Effect of Foreign Currency Translation Gain	104,000	159,000

Comprehensive Loss	$(199,000)	$(2,073,000)

As of December 31, 2003, accumulated other comprehensive income was comprised of a minimum pension liability of approximately $5,924,000 and accumulated foreign currency translation adjustments of $137,000.

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

	Three Months Ended December 31
	2003	2002
Net Income (Loss), as reported	$742,000	$(1,885,000)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(68,000)	(52,000)

Pro forma net income (Loss)	$674,000	$(1,937,000)

Income (Loss) per share:
Basic — as reported	$0.10	$(0.26)
Diluted — as reported	$0.10	$(0.26)
Basic — pro forma	$0.09	$(0.27)
Diluted — pro forma	$0.09	$(0.27)

	Nine months ended December 31
	2003	2002
Net loss, as reported	$(303,000)	$(2,232,000)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(151,000)	(120,000)

Pro forma net loss	$(454,000)	$(2,352,000)

Loss per share:
Basic — as reported	$(0.04)	$(0.31)
Diluted — as reported	$(0.04)	$(0.31)
Basic — pro forma	$(0.06)	$(0.32)
Diluted — pro forma	$(0.06)	$(0.32)

On December 1, 2003, the Company granted 435,000 stock options to 46 employees. The weighted average fair value of these options is $0.05 per share. No stock options were granted during the six month periods ended September 30, 2003 or the nine month period ended December 31, 2002.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage relationships to sales of selected items in the Company’s consolidated statements of operations (unaudited) for the three and nine months ended December 31, 2003 and 2002:

	Three months ended December 31,		Nine months ended December 31,
	2003	2002	2003	2002
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	112.6	103.8	98.1	93.4

Gross profit (loss)	(12.6)	(3.8)	1.9	6.6
Selling, general and administrative expenses	(16.5)	(14.5)	(12.2)	(12.2)
Gain on lease assignment	35.9	—	8.6	—
Gain on debt restructuring	10.4	—	2.5	—

Operating income (loss)	17.2%	(18.3)%	.8%	(5.6)%

THREE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO

THREE MONTHS ENDED DECEMBER 31, 2002

The continued weakness in the market for the Company’s products and services resulted in current period revenues that were significantly lower than those for the same period in the prior year. Total sales for the three months ended December 31, 2003 decreased 42.1%, or $3,924,000, to $5,405,000 from $9,329,000 for the three months ended December 31, 2002. Sales decreased 10.4% in the Services business unit while the Systems business unit’s revenues decreased 68.2% from last fiscal year. The Company’s primary customer groups, utilities and pulp and paper mills, continue to face financial challenges in the markets in which they operate. In addition, there is a lack of clarity of the direction of future Federal pollution requirements to which these industries must adhere. These factors have caused a significant, prolonged lack of expenditures for air pollution control projects, service and maintenance that has adversely affected the Company and its competitors.

The Company has responded to the changes in its market and the reduction in its revenues by streamlining its operations through a reduction in its workforce and a realignment of its resources. The Company continues to provide custom design, engineering, materials and construction services for larger Systems projects, but it has placed more focus on, and has provided greater resources to, its Services business unit. The Company believes that this segment of its business with its smaller, more easily managed projects will continue to yield higher profit margins and have lower execution risks than those in the Systems business unit. In addition, the Company has a strong performance record and wide industry acceptance that should enable this segment of its business to add market share and yield more consistent operating results.

As a percentage of sales, cost of sales increased to 112.6% in the current period as compared to 103.8% in the same period of the prior year and the Company’s gross profit percentage decreased to a negative 12.6% from a negative 3.8%. This increase in cost of sales was the result of $260,000 charge to reduce the carrying value of the inventory of the Company’s Chinese subsidiary (See Note 3), a reduction in profit margins on several Systems projects and the fact that the lowered sales volumes that the Company experienced during the quarter did not allow for the Company to sufficiently leverage the fixed component of its cost of sales.

Selling, general and administrative expenses decreased 33.9%, or $457,000 to $890,000 from $1,347,000, and as a percentage of sales to 16.5% from 14.5%. The net decrease was a result of the Company’s cost reduction efforts in response to the slowdown in its business, offset by a $140,000 write down of long lived assets of the Company’s Chinese subsidiary (See Note 3).

As described in Note 4 of the notes to the financial statements, the Company recorded a $1,939,000 gain on its assignment of its master lease and a $562,000 gain on the debt restructuring.

For the reasons set forth above, the Company earned operating income of $932,000, or 17.2% of sales for the quarter ended December 31, 2003, compared to an operating loss of $1,703,000, or 18.3% of sales, for the prior year period.

Interest and other expense, net increased 1.1%, or $2,000, to $184,000 from $182,000.

The Company incurred net income before income taxes of $748,000, or 13.8% of sales, in the current year quarter, compared to a loss before income taxes of $1,885,000 or 20.2% of sales, for the prior year period.

There was a $6,000 provision for income taxes in 2003 because the Company incurred an alternative minimum tax liability on the gain generated as a result of the debt restructuring. There was no provision for income taxes in the prior period reported because the effects of the Company’s net operating loss carryforwards from prior years substantially eliminated taxes for that period.

NINE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO

NINE MONTHS ENDED DECEMBER 31, 2002

Sales for the nine months ended December 31, 2003 decreased 31.3% from the same period last year from $32,905,000 to $22,618,000. The continued spending slowdown by the Company’s primary customer groups was responsible for revenue decreases in the Systems and Services business units where sales decreased 40.0% and 20.6%, respectively, for the nine months ended December 31, 2003.

As a percentage of sales, cost of sales increased slightly to 98.1% in the current period from the prior year’s 93.4%. As a result, the Company’s gross profit decreased to 1.9% for 2003 as compared to 6.6% in the prior period. This increase in cost of sales was the result of a $260,000 charge to reduce the carrying value of the inventory of the Company’s Chinese subsidiary (See Note 3), a reduction in profit margins on several Systems projects and the fact that the lowered sales volumes that the Company experienced during the period did not allow for the Company to sufficiently leverage the fixed component of its cost of sales.

Selling, general and administrative expenses remained constant as a percentage of sales at 12.2%. This was a result of the Company’s cost reduction efforts in response to the slowdown in its business, offset by a $140,000 write down of long lived assets of the Company’s Chinese subsidiary (See Note 3).

As described in Note 4 of the notes to the financial statements, the Company recorded a $1,939,000 gain on its assignment of its master lease and a $562,000 gain on the debt restructuring.

For the reasons set forth above, the Company recorded operating income of $180,000 for the nine months ended December 31, 2003, compared to an operating loss of $1,842,000 for the prior period.

Interest and other expense, net of interest and other income, increased 22.3%, from $390,000 in 2002, to $477,000 for the nine months ended December 31, 2003. The increase was primarily due to increased borrowings in 2003.

The Company recorded a net loss before income taxes of $297,000 for the nine months ended December 31, 2003, compared to loss before income taxes of $2,232,,000 in the prior period.

There was a $6,000 provision for income taxes in 2003 because the Company incurred an alternative minimum tax liability on the income generated under the restructuring agreement with the Company’s bank. There was no provision for income taxes in the prior period reported because the effects of the Company’s net operating loss carryforwards from prior years substantially eliminated taxes for that period.

LIQUIDITY AND CAPITAL RESOURCES

The Company seeks to arrange its contracts so as to minimize its investment in net working capital, but the amount of this investment varies with the payment terms and stage of completion of its contracts. (“Net working capital invested in contracts” consists of accounts and retainages receivable and unbilled contract costs and fees, less accounts payable and less billings in excess of contract costs and fees.) Net working capital invested in contracts was a negative $845,000 at December 31, 2003 and $4.4 million at March 31, 2003. The Company also requires capital to the extent that its net cash flows from operating activities are negative.

Cash and cash equivalents increased by $180,000 and borrowings under the Company’s line of credit decreased by $6,282,000 during the nine months ended December 31, 2003. The Company had $545,000 in cash as of December 31, 2003.

The Company’s principal source of liquidity is its bank credit facility which was set to expire on April 1, 2004. That facility provided for secured borrowings of up to $15,000,000 based upon the Company’s borrowing base, consisting of unbilled contract costs and fees and certain accounts receivable reduced by outstanding letters of credit.

On December 31, 2003, the Company completed a restructuring of its outstanding bank debt. The new agreement resulted in a $5,000,000 reduction of the Company’s outstanding line of credit balance, an adjustment to the borrowing capacity under the line up to a maximum of $6,750,000 and a restructuring of the financial and other covenants within the previous borrowing agreement. In return for these accommodations, the Company assigned to the Bank its rights to a long-term master lease on its headquarters building in Baltimore, Maryland. The new agreement expires March 31, 2005 and the Company believes that it will provide sufficient liquidity to meet its operating needs for the remainder of fiscal 2004 and throughout fiscal 2005. As of December 31, 2003, the Company had outstanding borrowings of $5,370,000.

Under the terms of the new agreement, the Company’s bank did not waive any default provisions that existed under the previous agreement. However, the bank agreed to forbear from exercising its rights under the default provisions of the old agreement through the term of the new agreement, provided the Company maintains compliance with the terms of the new agreement. As disclosed in previous filings, the Company is in default with several financial covenants of the previous agreement and expects that it will work with its bank prior to March 31, 2005 to negotiate an extension of the forbearance agreement or to develop a new lending facility to replace the expiring one.

As a result of this transaction, the Company wrote off the asset “Capital lease and improvements”, eliminated the liability “Long term capital lease obligation”, reduced its “Note payable” balance by $5 million and recorded a gain on the transaction which totaled approximately $2.5 million. The total gain was comprised of a $1,939,000 gain from the assignment of the master lease and a $562,000 gain on the restructuring of the debt.

As the Company shifts more of its resources to the Services business unit and realizes more of its revenues from that business segment, the total backlog is expected to decrease due to the fact that the Services projects are smaller in scope and shorter in duration. Thus, the Company expects that its Services backlog should approximate 90 days of Services’ revenues. The Company’s backlog of unfilled orders at December 31, 2003 decreased 63% to $6.4 million from $17.4 million at December 31, 2002. New orders received during the nine months ended December 31, 2003 increased 15% from the same period last year, to $16.1 million from $14.0 million.

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

Project Dispute

The Company was also involved in a dispute with the construction contractor over liability for certain of the contractor’s alleged cost overruns on the project and over certain costs incurred by the contractor at the Company’s request. The contractor unilaterally invoiced the Company $1.8 million for these additional costs, which amount the Company vigorously disputed. In January 2004, the Company reached an agreement in principle to settle this dispute at an amount which had been previously accrued by the Company.

Patent litigation–

The Company was the exclusive licensee in the United States of certain patented technology for a urea conversion process known as “Ammonia-on-Demand” or AOD®. During fiscal 2002, the owner of a patent covering a competing urea conversion process filed suit against the Company alleging that the Company’s AOD® process infringed on its patent. In September 2003, the suit was settled and as part of the settlement the Company will complete the installations of three specifically identified projects should the customer decide to utilize the AOD® system. Other than those projects, the Company will no longer provide the AOD® system and will end its licensing agreement for the technology.

ITEM 5.	OTHER INFORMATION

During its third fiscal quarter, the Company received notification from the American Stock Exchange (the “Exchange”) that EEC no longer complies with the Exchange’s continued listing standards as specified in Section 1003 (a)(i) of the Amex Company Guide in that its stockholders’ equity is less than $2 million and it has sustained losses from continuing operations and/or net losses in two of its three most recent fiscal years; Section 1003 (a)(ii) of the Amex Company Guide in that its stockholders’ equity is less than $4 million and it has sustained losses from continuing operations and/or net losses in three of its four most recent fiscal years; Section 1003 (a)(iii) of the Amex Company Guide in that its stockholders’ equity is less than $6 million and it has sustained losses from continuing operations and/or net losses in five of its most recent fiscal years; and, Section 1003(a)(iv) of the Amex Company Guide in that the company has sustained losses which are so substantial in relation with its overall operations or its existing financial resources, or its financial condition has become so impaired that it appears questionable, in the opinion of the Exchange, as to whether such company will be able to continue operations and/or meet its obligations as they mature. The Company’s appeal of this determination was denied and its stock has since been trading in the over the counter markets.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

10.1	Forbearance Agreement with Mercantile-Safe Deposit and Trust Company, dated December 31, 2003

31.	Certification pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(b) Reports on Form 8-K:

Form 8-K, dated December 1, 2003, reported that the Company had received a determination from the American Stock Exchange (the “Exchange”) that since it no longer complies with the Exchange’s continued listing standards that the Exchange will initiate delisting proceedings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVIRONMENTAL ELEMENTS CORPORATION (Registrant)

/s/ LAWRENCE RYCHLAK

Lawrence Rychlak
President and Chief Financial Officer

Date: February 17, 2004