Form 10-K
period 2004-03-31
ENVIRONMENTAL ELEMENTS CORP
filed 2004-06-29
CIK 863893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Fiscal Year ended March 31, 2004

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

Common stock, par value $0.01 per share

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

The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 15, 2004 was approximately $1.3 million based upon the closing price of $0.18. The number of shares outstanding of the registrant’s Common Stock as of June 15, 2004 was 7,283,417.

ENVIRONMENTAL ELEMENTS CORPORATION

FORM 10-K

A NOTE ABOUT FORWARD-LOOKING STATEMENTS

There are forward-looking statements in this filing including, the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are based on management’s beliefs and assumptions and on information currently available to management. Forward-looking statements include the information concerning business strategies, financing, competition, potential growth opportunities and future operating results. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions.

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

General

Environmental Elements Corporation (“EEC” or “the Company”) supplies, services and maintains proprietary air pollution control systems and products which enable customers to operate their facilities in compliance with regulatory standards limiting particulate and gaseous emissions. The Company offers large-scale, custom-engineered systems and standardized, pre-engineered products. The Company’s business strategy is to sell and service a broad array of proprietary state-of-the-art technologies to traditionally intensive users of air pollution control systems, including two primary customer groups – electricity producers and pulp and paper producers. In the last three years the Company has focused its efforts on marketing products and on increasing its service and maintenance operations. At the same time, the Company has also been more selective in its custom systems business. Beginning in 2003 and extending through fiscal 2004, the Company’s major customer groups, electricity producers and pulp and paper producers, responded to adverse economic conditions by, among other things, sharply reducing their purchases of the services and products sold by the Company. As a result, the Company suffered sharp reduction in its revenues in each of the past two years from its historical levels.

As a result of the Company’s increased focus on the service and maintenance components of its business, the Company restated its business segment information during fiscal 2004. Therefore, the Engineered Products business unit has been combined with those of the Systems business unit for the current and prior periods. The Company now has two reportable operating segments as of March 31, 2004: the Systems Business Unit and the Services Business Unit. The Systems Business Unit provides custom-engineered, original equipment systems to traditionally intensive users of air pollution control (APC) systems and the Services Business Unit provides maintenance, repair, and spare parts products and services to customers with particulate abatement installed APC equipment.

The Company and its predecessor have been engaged in the air pollution control business since 1946. The Company’s principal executive offices are located at 3700 Koppers Street, Baltimore, Maryland 21227. Its telephone number is (410) 368-7000, and its website address is www.eec1.com. The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on form 8-K, and amendments to these reports are available free of charge on its website as soon as reasonably practicable after it files these reports with the SEC.

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

The Company performs design and process engineering for its systems. This involves determining the size, geometry, mechanical, electrical and structural characteristics needed to meet the performance standards, creating the detail design and developing specifications for all structural, electrical, mechanical, piping and chemical components. The Company generally does not manufacture or fabricate its systems. The Company purchases from outside vendors most of the components in its systems, including standard inventory items and items made to the Company’s specifications. The Company manages all of the technical and commercial aspects of the performance of its contracts, including the start-up of its systems. The Company generally hires and supervises subcontractors for field construction but more recently, in some instances, has used its own employees in field construction activities.

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

Industry Demand Factors

The market for air pollution control systems and technologies is directly dependent upon government regulation and enforcement of air quality standards. During the past two decades, federal, state, and municipal governments have recognized that contamination of the air poses significant threats to public health and safety, and, in response, have enacted legislation designed to reduce or eliminate a variety of air pollutants. The Company believes that government regulation of air pollution and its sources will continue to increase and that it is well positioned to assist customers in its targeted markets to solve their air pollution control problems.

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

Markets Served

The Company has historically followed a strategy of limiting its business to systems, products and technologies for air pollution control and focusing within that business on selected markets in which the Company believes it can build upon its reputation for expertise and reliability. The Company’s current targeted markets are electric utilities and private power generators, pulp and paper producers and certain other process industries throughout the United States, Canada, United Kingdom and selected areas of Europe and Asia. Following the reorganization of its operations in fiscal 2004, the Company determined that its Chinese operation was no longer a necessary component of its strategic business plan. Therefore, in May of 2004, the Company sold the stock of its Chinese subsidiary to a member of its management and entered into a license agreement for the use of its electrostatic precipitator and fabric filter technologies for which it would receive future royalties. The impact of this transaction is not expected to have a material impact on the Company’s consolidated financial statements.

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

The Company markets its maintenance and repair services to both existing and new customers in the utility industry, pulp and paper companies and to other industrial companies. These services include ongoing scheduled maintenance operations as well as repairs, retrofits and rebuilds to existing air pollution control systems. In addition, the Company sells spare parts to a wide range of customers in these industries.

Bookings and Backlog Information

The information required by this item is contained under the caption “Bookings and Backlog” in Item 7– Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Research and Development

The Company has an ongoing program for development and commercialization of new air pollution control technologies and for enhancement of existing technologies. During fiscal 2001, the Company refocused its spending on research and concentrated on development programs focused on the improvement of existing technologies and the identification of commercial technologies that could be readily added to its product line. The Company did not spend any significant amounts on product development in fiscal 2004 and 2003 compared with $450,000 during fiscal 2002.

Patents

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

Sales and Marketing

The Company’s sales and marketing efforts are organized to provide emphasis and focus by both geographic region and market area. Market areas include the power industry, the industrial market, and aftermarket products and services. The Company has integrated its maintenance and field service resources with a regional sales network, linked to its regional service centers, allowing it to build long-term customer relationships and provide solutions to customers’ needs in a highly responsive manner. The sales efforts are technical in nature and involve its sales and marketing professionals, supported by the Company’s senior technical and management professionals, who provide product-based expertise to all regional and market areas. The Company’s sales and marketing group consists of industry and regional sales managers and sales representatives.

Although the Company seeks to obtain repeat business from its customers, it does not depend on any single customer to maintain its level of activity from year to year. Three customers accounted for approximately 38% of the Company’s sales in 2004; three customers accounted for approximately 43% of the sales in 2003; and three customers accounted for approximately 57% of the Company’s sales in 2002. One customer, Smurfit-Stone Container Corporation accounted for approximately 18% and 22% of total fiscal year 2004 and 2003 sales, respectively. At fiscal year end 2004, approximately 59% of the Company’s accounts and retainages receivable were due from companies within the power industry and approximately 29% were due from companies within the pulp and paper industry.

The Company’s foreign sales are generated through its service centers in Canada and the UK, royalties from international licensees and direct sales efforts and were 16%, 8% and 13% of total sales in fiscal 2004, 2003 and 2002, respectively. In order to take advantage of certain overseas market opportunities, the Company has established licensing agreements with companies in the People’s Republic of China, Japan, India, South Korea, and Brazil under which the Company is entitled to royalties based upon sales in the licensed territory. These agreements do not represent a material source of income.

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

In 1990, amendments to the Clean Air Act were adopted which address, among other things, the country’s acid rain problem by imposing strict controls on the emissions of sulfur oxides caused by the combustion of coal and other solid fuels. The power generation market is the first to face the compliance standards set by the amendments. Under the legislation, coal-burning power plants were required to comply with new emissions standards in two phases. The first phase, beginning with enactment of the amendments and which ended in 1996, required reduced emissions levels leading to full compliance, with limited exceptions, by the end of the second phase in the year 2000. During 1997, the EPA approved regulations that significantly increased the number of companies subject to regulation for ozone-related emissions, and for emissions of particles at a much smaller size than previously regulated. During 1998, the EPA issued regulations requiring utilities in 22 states to significantly reduce NOx emissions by the end of calendar year 2004, in order to control smog creation.

In its operations, the Company is subject to federal, state and local laws and regulations concerning environmental, safety, occupational and health standards. Expenditures required by such laws were not material to the Company’s business and the Company is not at a competitive disadvantage by reason of compliance with such laws.

Market Risks

Although the Company’s business is primarily in the United States, the Company does have business and operations outside the United States. As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company’s financial results. Historically the Company’s primary exposures have been related to non-dollar denominated operating expenses in Canada, the United Kingdom, Europe and Asia. The Company is prepared to hedge against fluctuations in foreign currencies if this exposure becomes material but does not use derivative financial instruments for speculative or trading purposes. As of March 31, 2004 the assets and liabilities of the Company related to non-dollar denominated currencies were not material. Therefore, an increase or decrease of 10 percent in the foreign exchange rate would not have a material impact on the Company’s financial position.

Bonding and Insurance

The Company is from time to time required to provide bonds guaranteeing that it will enter into contracts as bid, guaranteeing performance of its contract obligations, and/or guaranteeing prompt payment of its suppliers and subcontractors. The terrorist attacks of September 11, 2001 along with the financial collapse and subsequent default by some major corporations in the United States dramatically changed the overall bonding market and have somewhat hampered the Company’s ability to secure bonds. However, the Company has been able to obtain surety commitments during fiscal 2004 and expects that its current surety arrangements are sufficient to support the Company’s expected levels of bonded business. In addition, the Company has a bank revolving credit and letter of credit agreement, which is scheduled to expire March 31, 2005, that provides for issuance of letters of credit for various purposes, including as substitutes for performance or payment bonds.

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

Employees

As of March 31, 2004, the Company had 105 full-time employees, of whom more than 85% were engineers and other professionals and technical employees. The Company also hires contract and other temporary personnel to meet the requirements of particular contracts, as well as contract personnel to carry out maintenance activities and construction supervisory functions. The Company’s professional staff includes chemical engineers, electrical engineers, mechanical engineers, civil engineers, and computer scientists. Although the Company depends on professional employees for performance of its services, it has not experienced any difficulty in employing such personnel to satisfy its requirements. None of the Company’s employees is represented by a union. The Company considers its relations with its employees to be good.

American Stock Exchange

During fiscal 2004, the Company received notification from the American Stock Exchange (the “Exchange”) that EEC no longer complies with the Exchange’s continued listing standards as specified in Section 1003 (a)(i) of the Amex Company Guide in that its stockholders’ equity is less than $2 million and it has sustained losses from continuing operations and/or net losses in two of its three most recent fiscal years; Section 1003 (a)(ii) of the Amex Company Guide in that its stockholders’ equity is less than $4 million and it has sustained losses from continuing operations and/or net losses in three of its four most recent fiscal years; Section 1003 (a)(iii) of the Amex Company Guide in that its stockholders’ equity is less than $6 million and it has sustained losses from continuing operations and/or net losses in five of its most recent fiscal years; and, Section 1003(a)(iv) of the Amex Company Guide in that the company has sustained losses which are so substantial in relation with its overall operations or its existing financial resources, or its financial condition has become so impaired that it appears questionable, in the opinion of the Exchange, as to whether such company will be able to continue operations and/or meet its obligations as they mature. The Company’s appeal of this determination was denied and its stock has since been trading in the over the counter markets.

Prior Use of Arthur Andersen LLP as our Independent Auditors

On June 7, 2002, we dismissed Arthur Andersen LLP and engaged Ernst & Young LLP as our independent auditors. The audited financial statements and schedules for the year ended March 31, 2002 included in this Form 10-K have been audited by Arthur Andersen LLP. Prior to the date of this Form 10-K, the Arthur Andersen LLP personnel who were responsible for the audit of our financial statements resigned from Arthur Andersen LLP. As a result, after reasonable efforts, we have been unable to obtain Arthur Andersen LLP’s written consent to the inclusion of its audit report with respect to those financial statements in this Form 10-K. Under these circumstances, Rule 437a under the Securities Act of 1933 permits us to dispense with the requirement to file their consent. Since Arthur Andersen LLP has not consented to the inclusion of their report in this Form 10-K, you may not be able to recover against Arthur Andersen LLP under Section 11 of the Securities Act of 1933 for any untrue statements of a material fact contained in the financial statements audited by Arthur Andersen LLP or any omissions to state a material fact required to be stated therein.

In addition, the conviction of Arthur Andersen LLP on federal obstruction of justice charges and its resulting bankruptcy adversely affects Arthur Andersen LLP’s ability to satisfy any claims arising from the provision of auditing services to us, including claims that may arise out of Arthur Andersen LLP’s audit of our financial statements included in this Form 10-K.

ITEM 2.	PROPERTIES

Substantially all of the Company’s operations, including administration, engineering, design, and sales operations are conducted from its Baltimore headquarters, located in a modern office building with approximately 100,000 square feet of leased space. Under the terms of its debt restructuring, the Company assigned all rights and obligations under its master lease to its Bank and signed a lease for approximately 11,000 square feet for its use. See Note 6 of the “Notes to Consolidated Financial Statements”, under Item 8 – Financial Statements and Supplementary Data, for a description of the rent and other lease terms.

The Company had a subsidiary in China that operated in a 40,000 square foot leased factory in Bengbu, Anhui Province, China, but sold its interest in that subsidiary to a member of management in May 2004. As part of that sale, the Company was released from all obligations related to that lease.

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

Project disputes-

During the first quarter of fiscal year 2003, the Company completed its original work under a fixed price contract to provide the design, engineering and materials for the rebuild of an existing electrostatic precipitator. The construction component of the project was awarded to a third party. The precipitator initially performed at levels that met the requirements of the State emission standards, but at levels below those specified in the contract. The Company worked with its customer and together made corrections to the precipitator which brought the emissions levels well within the contract terms. The project was completed and closed out in the first quarter of fiscal 2004. The Company was also involved in a dispute with the construction contractor over liability for certain of the contractor’s alleged cost overruns on the project and over certain costs incurred by the contractor at the Company’s request. The contractor unilaterally invoiced the Company $1.8 million for these additional costs, which amount the Company vigorously disputed. In January 2004, the Company reached an agreement to settle this dispute at an amount which had been previously accrued by the Company.

The Company provided the materials for a circulating dry scrubber and an electrostatic precipitator as a subcontractor to a general contractor on a larger air pollution control system installation project. Under the terms of its subcontract, the Company was required to post a performance bond in an amount equal to its contract value, or approximately $14.6 million. The total project was delivered late by the general contractor, had initial operating and performance problems and resulted in significant cost overruns by the Company and the general contractor. The Company fully recorded its costs in the periods in which they were incurred and provided reserves for its estimation of additional costs to settle its responsibilities under its contract. During fiscal year 2004, the general contractor made a claim to the Company’s bonding company for approximately $8 million based on its calculations of costs to be backcharged to the Company and liquidated damages due from the Company resulting from the late delivery of the project to the end user. The Company does not accept responsibility for these extra costs and has assisted the bonding company in aggressively defending the claim. Under the original terms of the bonding agreement, should the bonding company be required to pay any of the amounts claimed, or if it makes a decision to settle the dispute, the Company agreed to indemnify the bonding company. Based on the Company’s financial position, any significant payment made by the bonding company would have a material impact on the Company’s ability to continue to operate.

Patent litigation-

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

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2004.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is traded in the over the counter pink sheets under the symbol “EECP.” The following table presents the quarterly high and low bid quotations during the last two fiscal years.

	Per share bid
Quarter ended	High	Low
June 30, 2002	$5.00	$2.45
September 30, 2002	$2.88	$1.45
December 31, 2002	$2.50	$1.60
March 31, 2003	$2.30	$1.10

June 30, 2003	$2.28	$1.51
September 30, 2003	$1.83	$0.26
December 31, 2003	$0.64	$0.05
March 31, 2004	$0.25	$0.09

As of June 15, 2004, there were approximately 184 record holders of the Company’s Common Stock. The closing price of the Common Stock on June 15, 2004 was $0.18. The Company did not pay any dividends for the fiscal years ended March 31, 2004, 2003, and 2002 and does not expect to pay a dividend in fiscal 2005.

Equity Compensation Plan Information

The following table outlines the number of shares of the Company’s common stock that is subject to outstanding options granted under the Company’s equity compensation plans, the per share weighted-average exercise price of those options, and the number of shares of Company common stock remaining available for future awards under the Company’s equity compensation plans. The numbers in the table are as of March 31, 2004.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	521,000	$0.55 per share	121,000
Equity compensation plans not approved by security holders	None	None	None

Total	521,000	$0.55 per share	121,000

The additional information required by this item is contained in Note 5 of the “Notes to Consolidated Financial Statements”, under Item 8 – Financial Statements and Supplementary Data. Such information is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

	For the fiscal years ended March 31,
	2004	2003	2002	2001	2000
	(In thousands, except for per share amounts)
Consolidated statements of operations data
Sales	$27,496	$43,718	$71,936	$60,821	$55,593
Cost of sales	26,790	41,737	63,579	60,807	51,178

Gross profit	706	1,981	8,357	14	4,415

Selling, general & administrative expense	(3,576)	(5,125)	(6,068)	(5,009)	(6,638)
Gain on lease assignment	1,939	—	—	—	—
Gain on debt restructuring	562	—	—	—	—
Restructuring charge	—	—	—	—	(1,185)

	(1,075)	(5,125)	(6,068)	(5,009)	(7,823)

Operating income (loss)	(369)	(3,144)	2,289	(4,995)	(3,408)
Interest and other expense, net	(158)	(542)	(813)	(1,265)	(1,088)

Income (loss) before provision for income taxes	(527)	(3,686)	1,476	(6,260)	(4,496)
Provision for income taxes	6	—	—	—	—

Net Income (loss)	$(533)	$(3,686)	$1,476	$(6,260)	$(4,496)

Diluted earnings (loss) per share	$(0.07)	$(0.51)	$0.20	$(0.88)	$(0.63)
Weighted average common shares outstanding
Basic	7,282	7,249	7,207	7,129	7,099
Diluted	7,282	7,249	7,321	7,129	7,099
Consolidated balance sheet data
Working capital	$(6,831)	$(9,646)	$1,490	$714	$5,825
Total assets	9,041	23,320	27,720	29,689	32,395
Long-term debt	—	—	9,514	8,986	8,187
Stockholders’ (deficit) investment	(10,965)	(10,874)	(1,506)	(3,032)	3,227

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Environmental Elements Corporation (“EEC” or “the Company”) supplies, services and maintains proprietary air pollution control systems and products which enable customers to operate their facilities in compliance with regulatory standards limiting particulate and gaseous emissions. The Company’s business strategy is to sell and service a broad array of proprietary state-of-the-art technologies to traditionally intensive users of air pollution control systems, including two primary customer groups – electricity producers and pulp and paper producers. In the last several years the Company has focused its efforts on marketing products and on increasing its service and maintenance operations. At the same time, the Company has also been more selective in its custom systems business. In 2002, these efforts produced more consistent operating results throughout the year and a revenue mix that was more balanced among custom systems, standardized products, and service and maintenance. Beginning in 2003, the Company’s major customer groups, electricity producers and pulp and paper producers, responded to adverse economic conditions and a changing regulatory environment by, among other things, sharply reducing their purchases of the services and products sold by the Company. This spending slowdown continued through fiscal 2004 and as a result, the Company has suffered a sharp reduction in its revenues.

During fiscal year 2004, EEC responded to the continued reductions in its revenues by undergoing a significant restructuring of its operations, reducing the workforce at its headquarters and completing a restructuring of its outstanding debt. The result of these efforts was a significant reduction in both operating costs and the amount of its outstanding debt.

Critical Accounting Policies

Revenue Recognition on Long-Term Contracts-

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

Accounts receivable-

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company estimates its anticipated losses from doubtful accounts based on historical collection history as well as by specifically reserving for known doubtful accounts. Estimating losses from doubtful accounts is inherently uncertain because the amount of such losses depends substantially on the financial condition of the Company’s customers, and the Company typically has limited visibility as to the specific financial state of its customers. If the financial condition of the Company’s customers were to deteriorate beyond estimates, resulting in an impairment of their ability to make payments, the Company would be required to write off additional accounts receivable balances, which would adversely impact the Company’s net earnings, cash flows and balance sheet.

Inventories-

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist principally of purchased and fabricated parts held for use in contracts and as spare parts.

Long-lived assets –

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Judgments made by the Company relate to the expected useful lives of long-lived assets and its ability to realize any undiscounted cash flows in excess of the carrying amounts of such assets and are affected by factors such as the ongoing maintenance and improvements of the assets, changes in the expected use of the assets, changes in economic conditions, changes in operating performance and anticipated future cash flows. Since judgment is involved in determining the fair value of long-lived assets, there is risk that the carrying value of the Company’s long-lived assets may require adjustment in future periods. If actual fair value is less than the Company’s estimates, long-lived assets may be overstated on the balance sheet and a charge would need to be taken against net earnings.

Bookings and Backlog

Bookings represent work for which the Company has entered into a signed agreement or has received a notice to proceed. Bookings during fiscal 2004 were $20.2 million, a decrease from the $28.0 million of fiscal 2003 and the $63.3 million of fiscal 2002 bookings. The backlog as of March 31, 2004 was $5.6 million compared with $12.9 million of backlog as of March 31, 2003.

The Company expects that virtually all of the March 31, 2004 backlog will be executed during its next fiscal year. Due to timing effects of bookings, differences in project gross margins and varying lengths of time required to perform contracts, annual bookings activity and backlog levels at period end are not necessarily predictive of future operating results.

Sales and Income

Table 1 sets forth the amounts and percentage relationships to sales of selected items in the Company’s consolidated statements of operations for the periods indicated.

Table 1

	For the years ended March 31,			For the years ended March 31,
	2004	2003	2002	2004	2003	2002
	(in millions)			(percentage of net sales)
Sales	$27.5	$43.7	$71.9	100.0%	100.0%	100.0%
Cost of sales	26.8	41.7	63.5	97.5	95.4	88.3
Gross Profit	0.7	2.0	8.4	2.5	4.6	11.7
Selling, general and administrative expenses	(3.6)	(5.1)	(6.1)	(13.1)	(11.7)	(8.5)
Gain on lease assignment	1.9	—	—	6.9	—	—
Gain on debt restructuring	0.6	—	—	2.2	—	—
Operating income (loss)	(0.4)	(3.1)	2.3	(1.5)	(7.1)	3.2
Interest and other expense, net	(0.1)	(0.6)	(0.8)	(0.4)	(1.4)	(1.1)
Income (loss) before provision for income taxes	$(0.5)	$(3.7)	$1.5	(1.9)	(8.5)	2.1

Fiscal 2004 Compared to Fiscal 2003

The poor financial performance experienced by the Company’s major customer groups during fiscal 2003 continued in fiscal 2004, resulting in continued curtailment of their purchases of the Company’s products and services. There were few awards of systems projects of the size and scope that the Company could compete for and spending by the power and pulp and paper sector on maintenance and rebuild services continued to be below those levels of previous years. As a result, the Company earned revenues that were well below those of the prior year and historical levels. Fiscal 2004 sales of $27.5 million were 37.1%, or $16.2 million, lower than the $43.7 million in sales generated during fiscal 2003.

The Company responded to the changes in its market and the reduction in its revenues by streamlining its operations through a reduction in its workforce and a realignment of its resources. The Company continues to provide custom design, engineering, materials and construction services for larger Systems projects, but it has placed more focus on, and has provided greater resources to, its Services business unit. The Company believes that this segment of its business with its smaller and more easily managed projects will continue to yield higher profit margins and have lower execution risks than those in the Systems business unit. In addition, the Company has a strong performance record and wide industry acceptance that should enable this segment of its business to add market share and yield more consistent operating results.

Cost of sales, as a percentage of sales, increased from 95.4% in fiscal 2003 to 97.5% this year. The primary reason for the increase was the fact that the lowered sales volumes that the Company experienced during the year did not allow for the Company to sufficiently cover the fixed component of its cost of sales. Cost of sales was also adversely impacted by a $300,000 charge to write down inventory levels concurrent with a decision to liquidate certain inventory components in order to raise cash and a $260,000 charge to reduce the carrying value of inventory at its Chinese subsidiary. In addition, the reduced number of large systems contracts being awarded and the overall reductions in customer spending for maintenance and rebuild services resulted in greater pricing pressure in an already highly competitive marketplace. Therefore, the prices that the Company was able to secure for the work that it was awarded yielded margins that were somewhat less than historical levels.

Selling, general and administrative expenses decreased in total from $5.1 million to $3.6 million, or 29.4%. The decrease was a result of the Company’s continued cost containment efforts and a reduction in force that was implemented in July, 2003. The Company’s selling, general and administrative expenses, as a percentage of sales, increased to 13.1% from 11.7% due to the lower sales levels.

As described in Note 3 of the notes to the financial statements, the Company recorded a $1,939,000 gain on its assignment of its master lease and a $562,000 gain on the debt restructuring.

Interest and other expense net, decreased 70.8%, or $384,000, to $158,000. The decrease was primarily due to reduced interest expense as a result of the debt restructuring and the transfer of the capital lease obligations as described in ITEM 2 – PROPERTIES.

The Company recorded a tax provision of $6,000 in fiscal 2004 related to its estimate of the Alternative Minimum tax primarily attributable to the gain on the assignment of its master lease and gain on debt restructuring. Information relating to income taxes is discussed in Note 4 of “Notes to Consolidated Financial Statements” under Item 8 – Financial Statements and Supplementary Data.

For the fiscal year ended March 31, 2004, the Company incurred a net loss of $533,000 compared with a net loss of $3.7 million for the year ended March 31, 2003 for the reasons discussed above.

Information relating to the Company’s compliance with new accounting standards can be found in Note 1 to the financial statements under the caption, “New Accounting Standards.”

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

Cost of sales, as a percentage of sales, increased from 88.3% in fiscal 2002 to 95.4% in fiscal 2003. The primary reason for the increase was the fact that the lowered sales volumes that the Company experienced during the year did not allow for the Company to sufficiently cover the fixed component of its cost of sales. Cost of sales was also adversely impacted by additional charges to warranty and other reserves totaling $1.3 million to provide for the resolution of disputes on several projects. In addition, the reduced number of large systems contracts being awarded and the overall reductions in customer spending for maintenance and rebuild services resulted in greater pricing pressure in an already highly competitive marketplace. Therefore, the prices that the Company was able to secure for the work that it was awarded yielded margins that were somewhat less than historical levels.

Selling, general and administrative expenses decreased in total from $6.1 million to $5.1 million, or 16.4%. The decrease was a result of the Company’s continued cost containment efforts and a reduction in force that was implemented in October, 2002. The Company’s selling, general and administrative expenses, as a percentage of sales, increased to 11.7% from 8.5% due to the lower sales levels.

Interest and other expense net, decreased 33.3%, or $271,000, to $542,000. The decrease was due to the recognition of a gain on the sale of a patent, a royalty payment from a foreign licensee offset by higher interest expense due to increased borrowing levels.

There was no provision for income taxes for fiscal 2003 because the Company incurred a pre-tax loss for the fiscal year. Information relating to income taxes is discussed in Note 4 of “Notes to Consolidated Financial Statements” under Item 8 – Financial Statements and Supplementary Data.

For the fiscal year ended March 31, 2003, the Company incurred a net loss of $3.7 million compared with net income of $1.5 million for the year ended March 31, 2002 for the reasons discussed above.

Liquidity and Capital Resources

On December 31, 2003, the Company completed a restructuring of its outstanding bank debt. The new agreement resulted in a $5,000,000 reduction of the Company’s outstanding line of credit balance, an adjustment to the borrowing capacity under the line up to a maximum of $6,750,000 and a restructuring of the financial and other covenants within the previous borrowing agreement. In return for these accommodations, the Company assigned to the Bank its rights to a long-term master lease on its headquarters building in Baltimore, Maryland. The new agreement expires March 31, 2005 and the Company believes that it will provide sufficient liquidity to meet its operating needs throughout fiscal 2005. As of March 31, 2004, the Company had outstanding borrowings of $5,707,000.

Under the terms of the new agreement, the Company’s bank did not waive any default provisions that existed under the previous agreement. However, the bank agreed to forbear from exercising its rights under the default provisions of the old agreement through the term of the new agreement, provided the Company maintains compliance with the terms of the new agreement. As disclosed in previous filings, the Company is in default with several financial covenants of the previous agreement and expects that it will work with its bank prior to March 31, 2005 to negotiate an extension of the forbearance agreement or to develop a new lending facility to replace the expiring one. If the Company is unable to negotiate a new agreement, it will be required to seek alternative financing arrangements, which may have a material impact on its ability to continue to operate.

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

During fiscal 2004, cash and cash equivalents decreased by $70,000 and borrowings under the Company’s line of credit decreased by $5,945,000 primarily as a result of the debt restructuring. Historically, the Company has required minimal investment in net working capital in contracts, but it does experience fluctuations in these amounts depending upon the stage of completion of its various contracts and upon the payment terms negotiated as a part of the overall original contract terms and conditions. (“Net working capital invested in contracts” consists of accounts and retainages receivable plus unbilled contract costs and fees, minus accounts payable and minus billings in excess of contract costs and fees. These net amounts were $248,000 and $4.4 million at March 31, 2004 and 2003, respectively.) The Company seeks to manage project cash flows through its payment terms with customers and suppliers and in adherence to project budgets and schedules.

Due to declines in the equity markets over the last few years, the fair value of the Company’s pension fund assets dropped below the actuarially computed value of accumulated pension benefits earned to date by the plan’s participants. In accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” the Company recorded a minimum pension liability adjustment at March 31, 2003 that did not impact net income but resulted in a direct charge to stockholders’ equity by decreasing accumulated other comprehensive income. The charge to stockholders’ equity made in fiscal 2003 was approximately $5.9 million, which was made up of a write off of a prepaid pension asset of approximately $2.1 million and the recording of an additional accrued pension liability of approximately $3.8 million. Due to the investment performance of the assets within the pension plan during the plan’s most recent plan year, calendar 2003, the accrued pension liability was reduced and the stockholders’ equity increased by $312,000 in the fourth quarter of the Company’s fiscal 2004. For fiscal 2005, there are no required contributions, so the Company does not expect to make any contributions.

Occasionally a customer will require that the Company obtain a surety bond in order to bid for a particular project, to ensure that particular performance standards are met, or to ensure prompt payment to its vendors and subcontractors on a project. The Company’s focus on services work has reduced its need for bonding support. Management believes that its bonding sources are adequate to meet its operating needs for the coming year. During fiscal year 2004, a claim was made on one of the Company’s outstanding bonds (see “Project Disputes” section above). The Company does not accept responsibility for these extra costs and has assisted the bonding company in aggressively defending the claim. Under the original terms of the bonding agreement, should the bonding company be required to pay any of the amounts claimed, or if it makes a decision to settle the dispute, the Company has agreed to indemnify the bonding company. Based on the Company’s financial position, any significant payment made by the bonding company would have a material impact on the Company’s ability to continue to operate.

Information relating to the Company’s credit facility and bonding line is discussed in Note 3 of “Notes to Consolidated Financial Statements” under Item 8 – Financial Statements and Supplementary Data.

The following summarizes certain of the Company’s contractual obligations at March 31, 2004 and the effect such obligations are expected to have on the Company’s liquidity and cash flow in future periods.

	Payments due by period
	Total	Less than 1 year	1 – 3 years	Greater than 3 years
Line of credit	$5,707,000	$5,707,000	$—	$—
Non-cancelable operating leases	796,000	139,000	409,000	248,000

Total	$6,503,000	$5,846,000	$409,000	$248,000

The Company has attempted to adjust its organization so that it can operate and be profitable on highly variable business levels at or above those experienced in the current and prior fiscal years. The most significant components of the Company’s cost reduction efforts were completed in December, 2003 and the Company believes that it can operate profitably at current business levels. The Company’s fiscal 2004 net loss was driven by the low business levels and exacerbated by the write down of its inventory and its investment in its Chinese subsidiary. There can be no assurance that future business levels will be sufficient for the Company to operate profitably or any future losses would not adversely affect the Company’s liquidity and capital resource position.

Dividends

The Board of Directors did not declare a dividend during fiscal 2004. Any future determination as to the payment of dividends on common stock will depend on future profitability and capital requirements of the Company and/or on such other factors as the Board of Directors may consider. The Company intends to retain any future earnings to finance the growth and development of its business.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Although the Company’s business is primarily in the United States, the Company does have business and operations outside the United States. As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company’s financial results. Historically the Company’s primary exposures have been related to non-dollar denominated operating expenses in Canada, the United Kingdom, Europe and Asia. The Company is prepared to hedge against fluctuations in foreign currencies if this exposure becomes material but does not use derivative financial instruments for speculative or trading purposes. As of March 31, 2004 the assets and liabilities of the Company related to non-dollar denominated currencies were not material. Therefore, an increase or decrease of 10 percent in the foreign exchange rate would not have a material impact on the Company’s financial position.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not applicable or not required or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

CONSOLIDATED BALANCE SHEETS

	As of March 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$295,000	$365,000
Accounts and retainage receivable, net of allowance for doubtful accounts of $830,000 and $768,000 in 2004 and 2003, respectively	5,811,000	8,773,000
Unbilled contract costs and fees	1,362,000	7,496,000
Inventories	660,000	1,113,000
Prepaid expenses and other current assets	326,000	737,000

Total current assets	8,454,000	18,484,000

Property and equipment:
Capital lease, building and improvements	—	7,397,000
Machinery, equipment, furniture and fixtures	3,017,000	3,187,000

Total property and equipment at cost	3,017,000	10,584,000
Less—Accumulated depreciation and amortization	2,755,000	6,078,000

Property and equipment, net	262,000	4,506,000

Other assets, net	325,000	330,000

Total assets	$9,041,000	$23,320,000

Liabilities and Stockholders’ (Deficit) Investment
Current liabilities:
Accounts payable	$5,298,000	$10,658,000
Billings in excess of contract costs and fees	1,627,000	1,217,000
Accrued payroll and related expenses	454,000	542,000
Accrued and other current liabilities	2,199,000	4,061,000
Line of credit	5,707,000	11,652,000

Total current liabilities	15,285,000	28,130,000
Long-term liabilities:
Long-term capital lease obligation	—	1,540,000
Accrued pension liability	4,119,000	3,782,000
Other non-current liabilities	602,000	742,000

Total liabilities	20,006,000	34,194,000

Commitments and contingencies
Stockholders’ (deficit) investment:
Common stock, par value $.01 per share; 20,000,000 shares authorized, 7,283,420 and 7,282,420 shares issued and outstanding in 2004 and 2003, respectively	73,000	73,000
Paid-in capital	28,673,000	28,673,000
Accumulated other comprehensive income	(5,723,000)	(6,165,000)
Retained deficit	(33,988,000)	(33,455,000)

Total stockholders’ (deficit) investment	(10,965,000)	(10,874,000)

Total liabilities and stockholders’ (deficit) investment	$9,041,000	$23,320,000

The accompanying notes are an integral part of these statements

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended March 31,
	2004	2003	2002
Sales	$27,496,000	$43,718,000	$71,936,000
Cost of sales	26,790,000	41,737,000	63,579,000

Gross profit	706,000	1,981,000	8,357,000

Selling, general and administrative expenses	(3,576,000)	(5,125,000)	(6,068,000)
Gain on lease assignment (Note 3)	1,939,000	—	—
Gain on debt restructuring (Note 3)	562,000	—	—

Operating income (loss)	(369,000)	(3,144,000)	2,289,000
Interest and other expense, net	(158,000)	(542,000)	(813,000)

Income (loss) before provision for income taxes	(527,000)	(3,686,000)	1,476,000
Provision for income taxes	6,000	—	—

Net income (loss)	$(533,000)	$(3,686,000)	$1,476,000

Net income (loss) per share:
Basic	$(0.07)	$(0.51)	$0.20

Diluted	$(0.07)	$(0.51)	$0.20

Weighted average common shares outstanding:
Basic	7,282,000	7,249,000	7,207,000

Diluted	7,282,000	7,249,000	7,321,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended March 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$(533,000)	$(3,686,000)	$1,476,000
Non-cash items:
Depreciation and amortization	537,000	659,000	1,021,000
Stock-based compensation	—	90,000	84,000
Gain on lease assignment	(1,939,000)	—	—
Gain on debt restructuring	(562,000)	—	—
Impairment of long term assets of Chinese subsidiary	140,000	—	—
Effect of changes in operating assets and liabilities:
Restricted cash	—	419,000	(419,000)
Accounts and retainage receivable, net	2,962,000	1,834,000	(2,369,000)
Unbilled contract costs and fees	6,134,000	(1,000)	6,305,000
Inventories	453,000	229,000	(104,000)
Prepaid expenses and other assets	301,000	64,000	(1,883,000)
Accounts payable	(5,360,000)	(3,052,000)	(3,823,000)
Billings in excess of contract costs and fees	410,000	(227,000)	241,000
Accrued payroll and related expenses	(88,000)	(599,000)	503,000
Accrued and other current liabilities	(2,063,000)	1,305,000	(976,000)
Other non-current liabilities	509,000	46,000	32,000

Net cash flows from operating activities	$901,000	(2,919,000)	88,000

Cash flows from investing activities:
Purchases of property and equipment	(121,000)	(845,000)	(290,000)
Acquisition of business assets	—	(478,000)	—
Effects of changes in other assets	(31,000)	—	—
Investment in other assets, net	—	406,000	(287,000)

Net cash flows from investing activities	(152,000)	(917,000)	(577,000)

Cash flows from financing activities:
Net (repayments) borrowings under line of credit	(945,000)	3,684,000	534,000
Payments under capital lease obligation	(4,000)	(6,000)	(6,000)
Stock options exercised	—	10,000	98,000
Change in translation adjustment	130,000	142,000	(132,000)

Net cash flows from financing activities	(819,000)	3,830,000	494,000

Net increase (decrease) in cash and cash equivalents	(70,000)	(6,000)	5,000
Cash and cash equivalents, beginning of year	365,000	371,000	366,000

Cash and cash equivalents, end of year	$295,000	$365,000	$371,000

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) INVESTMENT

	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income	Retained Deficit	Total
Changes in Amounts
Balance, March 31, 2001	$72,000	$28,392,000	$(251,000)	$(31,245,000)	$(3,032,000)
Net income	—	—	—	1,476,000	1,476,000
Translation adjustment	—	—	(132,000)	—	(132,000)
Comprehensive loss	—	—	—	—	1,344,000
Issuance of common stock	—	182,000	—	—	182,000

Balance, March 31, 2002	72,000	28,574,000	(383,000)	(29,769,000)	(1,506,000)
Net loss	—	—	—	(3,686,000)	(3,686,000)
Translation adjustment	—	—	142,000	—	142,000
Minimum pension liability	—	—	(5,924,000)	—	(5,924,000)
Comprehensive loss	—	—	—	—	(9,468,000)
Issuance of common stock	1,000	99,000	—	—	100,000

Balance, March 31, 2003	73,000	28,673,000	(6,165,000)	(33,455,000)	(10,874,000)
Net loss	—	—	—	(533,000)	(533,000)
Translation adjustment	—	—	130,000	—	130,000
Minimum pension liability	—	—	312,000	—	312,000
Comprehensive loss	—	—	—	—	(91,000)
Issuance of common stock	—	—	—	—	—

Balance, March 31, 2004	$73,000	$28,673,000	$(5,723,000)	$(33,988,000)	$(10,965,000)

Changes in Common Shares
Balance, March 31, 2001	7,171,142
Issuance of common stock	69,606

Balance, March 31, 2002	7,240,748
Issuance of common stock	41,672

Balance, March 31, 2003	7,282,420
Issuance of common stock	1,000

Balance, March 31, 2004	7,283,420

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

Basis of Presentation

The Company’s financial statements have been prepared assuming that it will continue as a going concern. The Company has incurred recurring operating losses and has a net capital deficiency. Additionally, as more fully described in Notes 3 and 6, there are conditions which raise doubt about the Company’s ability to continue to operate. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities if the Company is not able to continue as a going concern.

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

Accounts and Retainages Receivable

As of March 31, 2004 and 2003, accounts and retainages receivable, net of allowance for doubtful accounts, include accounts receivable of $5,715,000 and $7,750,000, respectively, and current retainages of $96,000 and $1,023,000, respectively. All retainage amounts as of March 31, 2004 become due during fiscal 2005, based on applicable contract terms and are thus classified as current.

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

The Company provides for warranty expenses on contracts based on estimates that take into account historical experience. Warranty expenses and related accruals are included in cost of sales and accrued and other current liabilities, respectively, in the accompanying consolidated financial statements.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist principally of purchased and fabricated parts held for use in contracts and as spare parts. Estimates are made to reduce inventories to their net realizable value. Total inventory reserves as of March 31, 2004 and 2003 were $809,000 and $250,000, respectively.

Impairment of Long-Lived Assets

In early fiscal 2003, the Company terminated its participation in a joint venture investment and created a wholly owned foreign enterprise in China, which has been consolidated in the accompanying financial statements. Due to a decrease in demand for its manufacturing capacity in China, during the third quarter of fiscal 2004 the Company determined that indicators of impairment were present. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluated the long-lived assets to be held and used related to its operations in China. Based on that evaluation, the Company determined that the assets were impaired and reduced their carrying value by $140,000 to their fair market value, which is included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

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

Pension Accounting

Due to declines in the equity markets over the last few years, the fair value of the Company’s pension fund assets dropped below the actuarially computed value of accumulated pension benefits earned to date by the plan’s participants. In accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” the Company recorded a minimum pension liability adjustment at March 31, 2003 that did not impact net income but resulted in a direct charge to stockholders’ equity by decreasing accumulated other comprehensive income. The charge to stockholders’ equity made in fiscal 2003 was approximately $5.9 million, which was comprised of the elimination of a prepaid pension asset of approximately $2.1 million and the recording of an additional accrued pension liability of approximately $3.8 million. Due to the investment performance of the assets within the pension plan during the plan’s most recent plan year, calendar 2003, the accrued pension liability was reduced and the stockholders’ equity increased by $312,000 in the fourth quarter of the Company’s fiscal 2004.

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

Accumulated comprehensive income

Accumulated comprehensive income (loss) is made up of the following components as of March 31, 2004 and 2003:

	2004	2003
Minimum pension liability	$(5,612,000)	$(5,924,000)
Cumulative translation adjustments	(111,000)	(241,000)

Accumulated other comprehensive loss	$(5,723,000)	$(6,165,000)

Fair Value of Financial Instruments

The Company determines fair value of its financial instruments held based on quoted market values, where applicable, or discounted cash flow analysis. As of March 31, 2004 and 2003, the carrying value of its financial instruments approximates fair value.

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

The following key assumptions were used in calculating pro forma stock compensation expense for the years ended March 31, 2004 and 2002. The data for fiscal year 2003 is not applicable as there were no stock options awarded during the year.

	2004	2002
Risk-free interest rate	3.3%	2.1%
Expected dividend yield	—	—
Expected lives	5 years	5 years
Expected volatility	96%	69%

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s pro forma information is as follows for the years ended March 31:

	2004	2003	2002
Net income (loss), as reported	$(533,000)	$(3,686,000)	$1,476,000
Stock-based employee compensation expense as if the fair value method had been applied, net of tax	(31,000)	(173,000)	(134,000)

Pro forma net income (loss)	$(564,000)	$(3,859,000)	$1,342,000

Basic earnings (loss) per share:
As reported	$(0.07)	$(0.51)	$0.20
Pro forma	$(0.08)	$(0.53)	$0.19
Diluted earnings (loss) per share:
As reported	$(0.07)	$(0.51)	$0.20
Pro forma	$(0.08)	$(0.53)	$0.18

Acquisition

In May 2002, the Company acquired the assets of Keepmere Engineering Limited, a provider of repair and maintenance services for power generation and industrial equipment in the United Kingdom. The $478,000 purchase price included $210,000 of tangible assets, $37,000 of customer contracts with an average life of two years, $110,000 of intellectual property with an average life of ten years and $121,000 of goodwill. The intangible assets are included in other assets in the accompanying consolidated balance sheet.

Reclassifications

Certain reclassifications have been made to prior year balances in order to conform with current year presentation.

New Accounting Standards

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. The objective of Interpretation No. 46 is to improve financial reporting by companies involved with variable interest entities. The Interpretation requires variable interest entities to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The Company adopted Interpretation No. 46 as of March 31, 2004. The adoption had no impact on the consolidated financial statements.

Note 2

Earnings Per Share

The following illustrates the calculation of weighted average number of common equivalent shares outstanding for the years ended March 31, 2004, 2003, and 2002:

	2004	2003	2002
Weighted-average number of common shares	7,282,000	7,249,000	7,207,000
Dilutive effect of outstanding stock options	—	—	114,000

Weighted-average number of common equivalent shares outstanding	7,282,000	7,249,000	7,321,000

The dilutive effects of stock options were not provided for 2004 and 2003 as these options would have an anti-dilutive effect due to the losses of the Company.

Note 3

Credit Facility

On December 31, 2003, the Company completed a restructuring of its outstanding bank debt. The new agreement resulted in a $5,000,000 reduction of the Company’s outstanding line of credit balance, an adjustment to the borrowing capacity under the line up to a maximum of $6,750,000 and a restructuring of the financial and other covenants within the previous borrowing agreement. In return for these accommodations, the Company assigned to the Bank its rights to a long-term master lease on its headquarters building in Baltimore, Maryland. As a result, significantly all of the Company’s assets are pledged as collateral under this agreement. The new agreement expires March 31, 2005 at which time all amounts outstanding become due. The Company believes that it will provide sufficient liquidity to meet its operating needs throughout fiscal 2005. As of March 31, 2004, the Company had outstanding borrowings of $5,707,000.

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

As a result of this transaction, the Company wrote off the asset “Capital lease and improvements”, eliminated the liability “Long term capital lease obligation”, reduced its “Note payable” balance by $5 million, accrued interest through the term of the forbearance agreement and recorded a gain on the transaction which totaled approximately $2.5 million. The total gain was comprised of a $1,939,000 gain from the assignment of the master lease and a $562,000 gain on the restructuring of the debt.

Under the credit facility, interest accrues at the bank’s prime rate plus  1/2%. As of March 31, 2004 and 2003, the rate in effect was 4.50% and 4.75% and borrowings of $5,707,000 and $11,652,000 were outstanding, respectively. Additionally, $70,000 and $414,000 of letters of credit were outstanding at March 31, 2004 and 2003, respectively.

During fiscal years 2004, 2003, and 2002, the maximum borrowings under the line of credit facility totaled $12,365,000, $11,652,000, and $10,500,000, respectively. Average borrowings during such years were $9,263,000, $9,216,000, and $7,580,000, and the weighted average interest rates on such borrowings were 4.57%, 5.05%, and 6.62%, in fiscal years 2004, 2003, and 2002, respectively. Interest expense under the line of credit for fiscal years 2004, 2003, and 2002, was $432,000, $473,000, and $501,000, respectively. As a result of the accrual of interest in connection with the accounting for the gain on debt restructuring, the Company will only incur interest expense on new borrowings subsequent to December 31, 2003, through the expiration of the forbearance agreement.

Bonding

The Company has arrangements with several sources to provide surety bonds, including bid bonds and performance bonds, when a customer requires them. Management believes that its bonding sources are adequate to meet its operating needs for the coming year.

Note 4

Income Taxes

As of March 31, 2004, the Company had available, for federal tax purposes, an estimated federal income tax net operating loss carryforward of approximately $28,452,000 to offset future taxable income. These carryforwards will expire between 2008 and 2023. As of March 31, 2004, the Company also had an alternative minimum tax credit carryforward of approximately $536,000 that has no expiration date. As of March 31, 2004, the Company had an alternative minimum tax net operating loss carryforward of approximately $28,865,000.

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

The significant components of the deferred tax liability stated by source of the difference between financial accounting and tax basis as of March 31, 2004 and 2003 are as follows:

	2004	2003
Operating loss carryforward and tax credits	$11,356,000	$12,133,000
Reserves, accrued liabilities and other	1,335,000	989,000
Property, plant, equipment and other	40,000	241,000
Valuation allowance	(12,931,000)	(13,163,000)

Net deferred income tax liability	$(200,000)	$(200,000)

The deferred income tax liability is included in other current liabilities and other noncurrent liabilities in the accompanying consolidated financial statements.

Note 5

Employee Benefit Plans

Pension Plan

The Company maintains a defined benefit pension plan covering the majority of its employees. Contributions to the plan are based on the actuarially determined costs thereof, and the Company’s funding policy has been to contribute an amount at least sufficient to meet the funding standards under the Employee Retirement Income Security Act of 1974. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. In December 2003, the Company made the decision to freeze the benefit levels of all plan participants as of that date and to increase its matching contribution to the Company’s Retirement Savings Plan.

Pension expense for the years ended March 31, 2004, 2003 and 2002 consisted of the following:

	2004	2003	2002
Service cost	$272,000	$272,000	$305,000
Net amortization and deferral	23,000	48,000	48,000
Interest cost	1,018,000	954,000	923,000
Expected return on assets	(857,000)	(961,000)	(956,000)
Recognized actuarial loss	216,000	192,000	—

Net pension expense	$672,000	$505,000	$320,000

The funded status of the Plan as of the most recent actuarial valuations was:

	December 31,
	2003	2002
Actuarial present value of benefit obligations: Accumulated benefit obligation, including vested benefits of $16,113,000 and $14,744,000 in 2003 and 2002, respectively	$16,210,000	$14,880,000

Projected benefit obligation for services rendered to date	16,210,000	15,464,000
Plan assets, at fair value	12,091,000	11,098,000

Plan assets less than the projected benefit obligation	$(4,119,000)	$(4,366,000)
Unrecognized net loss from past experience different from that assumed and changes in assumptions	5,612,000	6,508,000
Adjustment to record additional pension liability	(5,612,000)	(5,924,000)

Accrued pension cost	$(4,119,000)	$(3,782,000)

A rollforward of the Plan’s projected benefit obligation and assets is as follows:

	Year Ended December 31,
	2003	2002
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$15,464,000	$13,540,000
Service cost	272,000	272,000
Interest cost	1,018,000	954,000
Amendments	(257,000)	—
Actuarial loss	433,000	1,403,000
Benefits paid	(720,000)	(705,000)

Projected benefit obligation, end of year	$16,210,000	$15,464,000

Change in assets
Fair value of plan assets, beginning of year	$11,098,000	$12,770,000
Actual return on plan assets	1,713,000	(967,000)
Benefits paid	(720,000)	(705,000)

Fair value of plan assets, end of year	$12,091,000	$11,098,000

For purposes of determining the actuarial present value of the projected benefit obligation, weighted average discount rates of 6.25% and 6.75% were used in 2004 and 2003, respectively. Rates of increase in future compensation levels between 3.5% and 6.5%, and an 8% expected long-term rate of return on plan assets were assumed. Management believes that the expected long-term rate of return of 8% is reasonable based upon historical returns and the composition of the Plan assets.

The plan employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. Pension investment policies are reviewed by the Plan’s Pension Committee at least annually and are updated when necessary.

The Company contributes amounts to the Plan in order to comply with ERISA funding requirements as determined by its actuary. For fiscal 2005, there are no required contributions, so the Company does not expect to make any contributions.

Asset Information

% assets by asset categories as of measurement date-

	2004	2003
Equity securities	65%	56%
Debt securities	29%	40%
Cash and cash equivalents	6%	4%

Total	100%	100%

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

The rollforward of the obligation for Post-Employment benefits is as follows for the years ended March 31:

	2004	2003	2002
Obligation, beginning of year	$670,000	$615,000	$560,000
Service cost	(34,000)	145,000	129,000
Paid during current year	(134,000)	(135,000)	(123,000)
Interest cost	44,000	45,000	49,000

Obligation, end of year	$546,000	$670,000	$615,000

Savings Plan

The Company’s Retirement Savings Plan (the “Savings Plan”) is qualified under sections 401(a) and 401(k) of the Internal Revenue Code. All employees of the Company are eligible to participate in the Savings Plan upon completion of six months of employment. Under the Savings Plan’s salary deferral provisions, participating employees may elect to defer specified portions of their compensation. Elective contributions made by employees are fully vested at all times. Concurrent with its decision to freeze the benefit levels for pension plan participants as of December 31, 2003, the Company increased its maximum match of employee cash contributions from the rate of 50% of the first 3% to 50% of the first 6% of each participant’s compensation. Employees fully vest in Company contributions after the completion of five years of service. Contributions by the Company were $58,000, $70,000 and $76,000 in 2004, 2003, and 2002, respectively.

Stock Option Plan

The Company maintains a stock option plan that authorizes the granting of options to purchase shares of common stock at prices not less than fair market value at the date of grant. The current plan, the 1998 Stock Option Plan (the “Plan”), was approved by a majority of the Company’s shareholders and authorizes the granting of options to purchase up to 650,000 shares of common stock. Under the terms of this Plan, 20% of the options granted are exercisable immediately along with 20% on each of the next four anniversaries and expire five years from the date of grant. As of March 31, 2004, the weighted average exercise price for outstanding options was $0.55 per share and expiration dates ranged from July 2003 to December 2008. The options price range per share is $0.05 to $4.31.

Changes in outstanding stock options during the year were as follows:

	2004	2003	2002
Outstanding, beginning of year	389,000	448,000	368,000
Granted	425,000	0	149,000
Exercised	(1,000)	(12,000)	(45,000)
Forfeited	(292,000)	(47,000)	(24,000)

Outstanding, end of year	521,000	389,000	448,000

There were options for a total of 148,000 shares exercisable as of March 31, 2004 at a weighted average price of $1.18 per share.

Note 6

Commitments and Contingencies

Commitments

Substantially all of the Company’s operations, including administration, engineering, design, and sales operations are conducted from its Baltimore headquarters, located in a modern office building with approximately 100,000 square feet of leased space. Under the terms of its debt restructuring, effective January 1, 2004 the Company assigned all rights and obligations under its master lease to its Bank and signed a lease for approximately 11,000 square feet for its use. The new lease has a three year term and expires on December 31, 2006. Future payments under the new lease are $59,000, $130,000 and $106,000 in fiscal 2005, 2006 and 2007 respectively.

Prior to its restructuring transaction with its bank, in order to properly record the master lease, the Company recorded a gross asset of approximately $4.3 million related to the building leased under the capital lease arrangement. The Company included amortization of assets acquired through capital lease arrangements in depreciation expense in the consolidated financial statements. As a result of the restructuring transaction, the Company wrote off the asset “Capital lease and improvements”, eliminated the liability “Long term capital lease obligation”, reduced its “Note payable” balance by $5 million, accrued interest through the term of the forbearance agreement and recorded a gain on the transaction which totaled approximately $2.5 million. The total gain was comprised of a $1,939,000 gain from the assignment of the master lease and a $562,000 gain on the restructuring of the debt.

From April 1, 2003 through December 31, 2003 and for all of fiscal 2003 and 2002, the Company subleased a portion of building office space to tenants. The rental income and related costs are included in operating income (loss) in the accompanying financial statements. For the years ended March 31, 2004, 2003, and 2002, rental income totaled $704,000, $861,000, and $480,000, respectively, and building related costs totaled $486,000, $640,000, and $686,000, respectively.

The Company and certain subsidiaries use office facilities and equipment under operating leases. Rent expense for the years ended March 31, 2004, 2003 and 2002 totaled $188,000, $325,000 and $359,000, respectively.

Future minimum rental payments for all operating leases having initial or remaining non-cancelable lease terms in excess of one year are as follows for the fiscal years ending March 31:

2005	$139,000
2006	192,000
2007	162,000
2008	55,000
2009	55,000
2010 and thereafter	193,000

Total	$796,000

Litigation

The nature of the Company’s business is such that disputes periodically arise with customers over the operations of installed systems (performance guarantees, contract changes, contract specifications) or with other contractors (backcharges and other performance matters). The Company analyzes each of these disputes as they arise. Reserves, where required, are established based upon the Company’s assessment of the exposure and the likely course of action (i.e., litigation, mediation and remediation). These reserves are adjusted periodically as facts and circumstances dictate.

Project disputes-

During the first quarter of fiscal year 2003, the Company completed its original work under a fixed price contract to provide the design, engineering and materials for the rebuild of an existing electrostatic precipitator. The construction component of the project was awarded to a third party. The precipitator initially performed at levels that met the requirements of the State emission standards, but at levels below those specified in the contract. The Company worked with its customer and together made corrections to the precipitator which brought the emissions levels well within the contract terms. The project was completed and closed out in the first quarter of fiscal 2004. The Company was also involved in a dispute with the construction contractor over liability for certain of the contractor’s alleged cost overruns on the project and over certain costs incurred by the contractor at the Company’s request. The contractor unilaterally invoiced the Company $1.8 million for these additional costs, which amount the Company vigorously disputed. In January 2004, the Company reached an agreement to settle this dispute at an amount which had been previously accrued by the Company.

The Company provided the materials for a circulating dry scrubber and an electrostatic precipitator as a subcontractor to a general contractor on a larger air pollution control system installation project. Under the terms of its subcontract, the Company was required to post a performance bond in an amount equal to its contract value, or approximately $14.6 million. The total project was delivered late by the general contractor, had initial operating and performance problems and resulted in significant cost overruns by the Company and the general contractor. The Company fully recorded its costs in the periods in which they were incurred and provided reserves for its estimation of additional costs to settle its responsibilities under its contract. During fiscal year 2004, the general contractor made a claim to the Company’s bonding company for approximately $8 million of the bond based on its calculations of costs to be backcharged to the Company and liquidated damages due from the Company resulting from the late delivery of the project to the end user. The Company does not accept responsibility for these extra costs and has assisted the bonding company in aggressively defending the claim. Under the original terms of the bonding agreement, should the bonding company be required to pay any of the amounts claimed, or if it makes a decision to settle the dispute, the Company has agreed to indemnify the bonding company. Based on the Company’s financial position, any significant payment made by the bonding company would have a material impact on the Company’s ability to continue to operate.

Patent litigation-

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

Note 7

Supplemental Cash Flow Information

The Company issued zero, 30,172, and 22,106 shares of its common stock in fiscal 2004, 2003 and 2002, respectively, as compensation to its outside directors.

Amounts paid for interest during the years ended March 31, 2004, 2003, and 2002, were $231,000, $701,000, and $729,000, respectively.

Note 8

Segment Reporting

As a result of the Company’s increased focus on the service and maintenance components of its business, the Company has restated its business segment information. Therefore, the Engineered Products business unit has been combined with those of the Systems business unit for the current and prior periods. The Company now has two reportable operating segments as of March 31, 2004: the Systems Business Unit and the Services Business Unit. The Systems Business Unit provides custom-engineered, original equipment systems to traditionally intensive users of air pollution control (APC) systems and the Services Business Unit provides maintenance, repair, and spare parts products and services to customers with particulate abatement installed APC equipment.

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

Information about reported segment sales and operating income (loss) is as follows:

	March 31, 2004		March 31, 2003		March 31, 2002
Business Unit	Sales	Operating Income (Loss)	Sales	Operating Loss	Sales	Operating Income
Systems	$11,027,000	$(1,503,000)	$24,013,000	$(2,584,000)	$48,824,000	$406,000
Services	16,469,000	1,134,000	19,705,000	(560,000)	23,112,000	1,883,000

Total	$27,496,000	$(369,000)	$43,718,000	$(3,144,000)	$71,936,000	$2,289,000

The Company attributes revenues to individual geographic areas based upon the country where services are provided or products are delivered. Sales by geographic area for the years ended March 31, 2004, 2003 and 2002 were as follows:

Geographic Area	2004	2003	2002
United States	$23,066,000	$40,304,000	$61,442,000
United Kingdom	2,824,000	2,299,000	8,642,000
Canada	1,051,000	647,000	1,072,000
Other International	555,000	468,000	780,000

Total	$27,496,000	$43,718,000	$71,936,000

As of March 31, 2004, approximately 59% of the Company’s accounts and retainages receivable were due from companies in the power industry and 29% were due from companies in the pulp and paper industry. Due to the nature of the Company’s business, in any given fiscal year a significant portion of Company revenues may be derived from a single customer or contract. Three customers accounted for approximately 38% of sales in 2004, three customers accounted for more than 43% of the Company’s sales in 2003 and three customers accounted for more than 57% of the Company’s sales in 2002.

Note 9

QUARTERLY AND SELECTED FINANCIAL DATA (Unaudited)

	Fiscal year 2004 quarters ended
	3/31/2004	12/31/2003	9/30/2003	6/30/2003
Sales	$4,879,000	$5,405,000	$6,706,000	$10,506,000
Gross profit (loss)	270,000	(679,000)	229,000	886,000
Net income (loss)	(230,000)	742,000	(771,000)	(274,000)
Diluted net income (loss) per share (1)	$(0.03)	$0.10	$(0.11)	$(0.04)
Stock price
High	$0.25	$0.64	$1.83	$2.28
Low	$0.09	$0.05	$0.26	$1.51

	Fiscal year 2003 quarters ended
	3/31/2003	12/31/2002	9/30/2002	6/30/2002
Sales	$10,813,000	$9,329,000	$9,263,000	$14,313,000
Gross profit (loss)	(183,000)	(356,000)	1,388,000	1,132,000
Net income (loss)	(1,454,000)	(1,885,000)	47,000	(394,000)
Diluted net income (loss) per share (1)	$(0.20)	$(0.26)	$0.01	$(0.05)
Stock price
High	$2.30	$2.50	$2.88	$5.00
Low	$1.10	$1.60	$1.45	$2.45
(1)	Due to rounding, the accumulation of the quarterly results may not equal year end totals.

Note 10

Subsequent Events

Due to a decrease in demand for its manufacturing capacity in China (see Note 1), in May 2004 the Company made the decision to dispose of its Chinese operations by selling the stock to an employee. As consideration for the sale, the Company received a $200,000 non-interest bearing promissory note and entered into a license agreement for the use of its electrostatic precipitator and fabric filter technologies for which it may receive future royalties. The non-interest bearing note is due $100,000 on December 31, 2007 and $100,000 on December 31, 2008. The Company will account for these notes in accordance with Staff Accounting Bulletin No. 81, “Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity.” The impact of this transaction is not expected to have a material impact on the Company’s consolidated financial statements.

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

The financial statements have been audited by Ernst & Young LLP, independent public accountants, for the years ended March 31, 2004 and 2003, and by Arthur Andersen, LLP for the year ended March 31, 2002.

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

/S/ LAWRENCE RYCHLAK
Lawrence Rychlak
President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Environmental Elements Corporation:

We have audited the accompanying balance sheet of Environmental Elements Corporation and subsidiaries as of March 31, 2004 and 2003, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Environmental Elements Corporation and subsidiaries for the year ended March 31, 2002 were audited by other auditors, who have ceased operations, and whose report dated May 15, 2002 expressed an unqualified opinion on those statements, prior to the change in the composition of the Company’s reportable segments as described in Note 8.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Environmental Elements Corporation and subsidiaries as of March 31, 2004 and 2003 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed above, the financial statements of Environmental Elements Corporation for the year ended March 31, 2002 were audited by other auditors who have ceased operations. As described in Note 8, the Company changed the composition of its reportable segments in 2004, and the amounts in the 2002 financial statements relating to reportable segments have been restated to conform to the 2004 composition of reportable segments. We audited the adjustments that were applied to restate the disclosures for reportable segments reflected in the 2002 financial statements. Our procedures included (a) agreeing the adjusted amounts of segment revenues and operating income to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliations of segment amounts to the consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2002 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2002 financial statements taken as a whole.

The accompanying consolidated financial statements have been prepared assuming that Environmental Elements Corporation will continue as a going concern. The Company has incurred recurring operating losses and has a net capital deficiency. As more fully described in Note 3, the Company has not complied with certain covenants of its loan agreement with its bank and its current forbearance agreement expires on March 31, 2005. In addition, as discussed in Note 6, the Company has indemnified a bonding company with respect to payments it may be required to make up to a maximum of $14.6 million. Any significant payment made by the bonding company and the subsequent request for indemnification would have a material impact on the Company’s ability to continue to operate. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/    ERNST & YOUNG LLP

Baltimore, Maryland

June 1, 2004

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Environmental Elements Corporation and subsidiaries as of March 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the period ended March 31, 2002, 2001 and 2000 in conformity with accounting principles generally accepted in the United States.

/s/    ARTHUR ANDERSEN LLP

Baltimore, Maryland

May 15, 2002

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures. The President and the Chief Financial Officer have reviewed the Company’s disclosure controls and procedures as of March 31, 2004 (the “Evaluation Date”). Based on that review, they have concluded that, as of the Evaluation Date, these controls and procedures were, in design and operation, effective to assure that the information required to be included in this report has been properly collected, processed, and timely communicated to those responsible in order that it may be included in this report.

b)	Changes in Internal Controls. Subsequent to the Evaluation Date, there have been no significant changes including corrective actions, in our internal accounting controls or in other factors that could significantly affect the disclosure controls and procedures.

PART III

ITEM 10. DIRECTORS	AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)	Directors – The information with respect to Directors required by this item is incorporated by reference to the Registrant’s 2004 Proxy Statement to be filed with the Securities and Exchange Commission, under the headings “Election of Directors,” “Directors Continuing in Office,” and “Certain Information Regarding the Board of Directors and Committees of the Board.”

(b)	Executive Officers – Information regarding certain executive officers of the Company appears in the Company’s definitive proxy statement for the 2004 Annual Meeting of Stockholders.

(c)	Section 16(a) Beneficial Ownership Reporting Compliance – To the Registrant’s knowledge, and based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company during the fiscal year ended March 31, 2004, all filing requirements applicable to officers, directors, and greater than 10% beneficial owners of the common shares of the Registrant under Section 16(a) of the Securities Exchange Act of 1934, as amended, were complied with.

(d)	Code of Ethics – The Board of Directors approved a code of ethics, which contains provisions specifically applicable to our principal executive officer, principal financial officer, or persons performing similar functions. The code of ethics is available on our corporate website (http://www.eec1.com). We intend to post any amendments to or waivers from our Code of Ethics applicable to our principal executive officer, principal financial officer or principal accounting officer on our website.

ITEM 11. EXECUTIVE	COMPENSATION

The information required by this item is incorporated herein by reference to the Registrant’s 2004 Proxy Statement to be filed with the Securities and Exchange Commission, under the headings “Executive Compensation and Related Information.”

ITEM 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the Registrant’s 2004 Proxy Statement to be filed with the Securities and Exchange Commission, under the heading “Security Ownership.”

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the Registrant’s 2004 Proxy Statement to be filed with the Securities and Exchange Commission, under the heading “Certain Relationships and Related Transactions” and under the heading “Employment and Non-Competition Agreements.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Registrant’s 2004 Proxy Statement to be filed with the Securities and Exchange Commission, under the heading “Fees Paid to Independent Auditors.”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1. Financial Statements — see Index to Financial Statements and Financial Statement Schedules on page 20 of this Form 10K.

Page Number in 10-K
2. Financial Statement Schedules:
Report of Independent Registered Public Accounting Firm	44
Valuation and Qualifying Accounts for the years ended March 31, 2004, 2003, and 2002, (Schedule II)	46

(b) Exhibits — The following Exhibits are filed herewith unless otherwise indicated:

3.1 –	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Form S-1 Registration Statement (File No. 33-35802) filed with the Commission on May 25, 1990).

3.2 –	Certificate of Amendment of the Registrant (incorporated by reference to Form 10-K (File No. 001-10955) filed with the Commission on June 24, 1991).

3.3 –	Bylaws of the Registrant (incorporated by reference to Form S-1 Registration Statement (File No. 33-35802) filed with the Commission on May 25, 1990).

4.1 –	Articles IV, V, VI, VIII, IX, X and XI of the Registrant’s Restated Certificate of Incorporation, as amended (included in Exhibit 3.1 and Exhibit 3.2).

4.2 –	Articles I, II, V and VII of the Registrant’s Bylaws (included in Exhibit 3.3).

10.1 –	Articles of Lease dated April 15, 1975 between Balkop Properties Corp., as landlord, and Koppers Company, Inc., and Assignment of Lease dated June 20, 1989 to Registrant, as assignee, and Beazer Materials and Services, Inc., as assignor (incorporated by reference to Form S-1 Registration Statement (File No. 33-35802) filed with the Commission on May 25, 1990).

10.2 –	The Registrant’s Retirement Plan, as amended (incorporated by reference to Form 10-K (File No. 001-10955) filed with the Commission on June 28, 1995).

10.2(a) –	First Amendment, dated December 28, 1995, to the Registrant’s Retirement Plan, as amended (incorporated by reference to Form 10-K (File No. 001-10955) filed with the Commission on June 26, 1996).

10.2(b) –	Second Amendment, dated December 28, 1995, to the Registrant’s Retirement Plan, as amended (incorporated by reference to Form 10-K (File No. 001-10955) filed with the Commission on June 26, 1996).

10.2(c) –	Third Amendment, dated December 20, 2002, to the Registrant’s Retirement Plan, as amended (incorporated by reference to Form 10-K (File No. 001-10955) filed with the Commission on June 30, 2003).

10.3(b) –	The Registrant’s Replacement 401(k) Retirement Savings Plan, dated July 1, 1997 (incorporated by reference to the Registrant’s Form 10-K (File No. 001-10955) filed with the Commission on June 25, 1998).

10.4 –	The Registrant’s Employee Stock Option Plan, as amended, (incorporated by reference to Form S-8 Registration Statement (File No. 33-38400) filed with the Commission on December 21, 1990).

10.5 –	Environmental Elements Corporation Supplemental Pension Agreement dated March 1, 1995, between Registrant and Richard E. Hug (incorporated by reference to Form 10-K (File No. 001-10955) filed with the Commission on June 26, 1996).

10.5(a) –	Environmental Elements Corporation Supplemental Pension Agreement dated July 1, 1996 between Registrant and John C. Nichols, (incorporated by reference to Form 10-K (File No. 001-10955) filed with the Commission on June 23, 1997).

10.6 –	Revolving Credit and Letter of Credit Agreement dated November 24, 1993 between the Registrant and Mercantile-Safe Deposit and Trust Company (incorporated by reference to Form 10-Q (File No. 001-10955) filed with the Commission on February 14, 1994).

10.6(a) –	Waiver and Amendment dated May 26, 1994, to the Revolving Credit and Letter of Credit Agreement dated November 24, 1993 between the Registrant and Mercantile-Safe Deposit and Trust Company (incorporated by reference to Form 10-K (File No. 001-10955) filed with the Commission on June 29, 1994).

10.6(b) –	Extension Agreement dated November 18, 1994 to the Revolving Credit and Letter of Credit Agreement dated November 23, 1993 between the Registrant and Mercantile-Safe Deposit and Trust Company (incorporated by reference to Form 10-K (File No. 001-10955) filed with the Commission on June 28, 1995).

10.6(c) –	Second Amendment to Revolving Credit and Letter of Credit Agreement, First Amendment to Line of Credit Promissory Note and Security Agreement, dated October 25, 1995 between the Registrant and Mercantile-Safe Deposit and Trust Co (incorporated by reference to Form 10-Q (File No. 001-10955) filed with the Commission on February 14, 1996).

10.6(d) –	Amendment to Revolving Credit and Letter of Credit Agreement dated May 10, 1996 between the Registrant and Mercantile-Safe Deposit and Trust Company (incorporated by referenced to Form 10-K (File No. 001-10955) filed with the Commission on June 26, 1996).

10.6(e) –	Letter Amendment dated May 5, 1997 to Revolving Credit and Letter of Credit Agreement between the Registrant and Mercantile-Safe Deposit and Trust Company dated November 23, 1993, (incorporated by reference to Form 10-K (File No. 001-10955) filed with the Commission on June 23, 1997).

10.6(f) –	First Amendment to Security Agreement, Second Amendment to Line of Credit Promissory Note, and Third Amendment to Revolving Credit and Letter of Credit Agreement dated June 12, 1998, between Registrant and Mercantile-Safe Deposit and Trust Company (incorporated by reference to the Registrant’s Form 10-K (File No. 001-10955) filed with the Commission on June 25, 1998).

10.6(g) –	Second Amendment to Security Agreement, Third Amendment to Line of Credit Promissory Note, Fourth Amendment to Revolving Credit and Letter of Credit Agreement dated August 31, 1999 between Registrant and Mercantile Safe Deposit and Trust Company (incorporated by reference to the Registrant’s Form 10-Q (File No. 001-10955) filed with the Commission on November 12, 1999.)

10.6(h) –	Fourth Amendment to Line of Credit Promissory Note and Fifth Amendment to Revolving Credit and Letter of Credit Agreement dated May 18, 2000 and Patent Security Agreement and Trademark Security Agreement dated June 30, 2000 between the Registrant and Mercantile Safe Deposit and Trust Company (incorporated by reference to the Registrant’s Form 10-Q (File No. 001-10955) filed with the Commission on August 14, 2000).

10.6(i) –	Notices of modification to the Fourth Amendment to the Revolving Credit and Letter of Credit Agreement dated August 31, 1999 and the Fifth Amendment to the Revolving Credit and Letter of Credit Agreement dated May 18, 2000 between the Registrant and Mercantile Safe Deposit and Trust Company (incorporated by reference to the Registrant’s Form 10-Q (File No. 001-10955) filed with the Commission on November 20, 2000).

10.6(j) –	Letter Amendment dated May 31, 2001 to Revolving Credit and Letter of Credit Agreement between the Registrant and Mercantile Safe Deposit and Trust Company dated November 24, 1993 (incorporated by reference to Form 10-K (File No. 001-10955) filed with the Commission on June 25, 2001).

10.6(k) –	Letter Amendment dated March 11, 2002 to Revolving Credit and Letter of Credit Agreement between the Registrant and Mercantile Safe Deposit and Trust Company dated November 24, 1993. (incorporated by reference to Form 10-K (File No. 001-10955) filed with the Commission on June 14, 2002)

10.8 –	The Registrant’s 1998 Stock Option Plan (incorporated by reference to Form 10-K filed with the Commission on June 25, 1999).

10.9 –	Shareholders’ Agreement dated February 2, 1990 by and among the Registrant and certain shareholders of the Registrant (incorporated by reference to Amendment No. 1 to Form S-1 Registration Statement (File No. 33-35802) filed with the Commission on July 5, 1990).

10.10 –	Forbearance Agreement with Mercantile-Safe Deposit and Trust Company, dated December 31, 2003 (incorporated by reference to Form 10-Q (File No. 001-10955) filed with the Commission on February 14, 2004.)

11 –	Statement Regarding Computation of Income per Share, filed herewith.

21 –	Subsidiaries of the Registrant (incorporated by reference to Form 10-K (File No. 001-10955) filed with the Commission on June 26, 1996.)

23.1 –	Consent of Ernst & Young LLP

31 –	Certification pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 –	Certification pursuant to USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

99.9 –	Letter to the SEC regarding representations made by Arthur Andersen LLP (incorporated by reference to Form 10-K (File No. 001-10955) filed with the Commission on June 14, 2002).

c) Reports on Form 8-K-

Form 8-K, dated April 13, 2004 reported that a member of the Company’s Board of Directors resigned from the Board for personal reasons and was not a result of any disagreement with the Company relating to its operations, policies or practices.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Environmental Elements Corporation:

We have audited the consolidated financial statements of Environmental Elements Corporation as of March 31, 2004 and 2003 and for the years then ended, and have issued our report thereon dated June 1, 2004, which report included an explanatory paragraph regarding the Company’s ability to continue as a going concern (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15 of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. The consolidated financial statements of Environmental Elements Corporation and the financial statement schedule referred to above for the year ended March 31, 2002 were audited by other auditors who have ceased operation and whose report dated May 15, 2002 expressed an unqualified opinion.

In our opinion, the 2004 financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/    ERNST & YOUNG LLP

Baltimore, Maryland

June 1, 2004

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

/s/    ARTHUR ANDERSEN LLP

Baltimore, Maryland

May 15, 2002

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

For the years ended March 31, 2004, 2003, and 2002

Allowance for Doubtful Accounts
Balance, March 31, 2001	$1,159,000
Charged (credited) to profit and loss	145,000
(Deductions) additions	(594,000)

Balance, March 31, 2002	710,000
Charged (credited) to profit and loss	87,000
(Deductions) additions	(29,000)

Balance, March 31, 2003	768,000
Charged (credited) to profit and loss	56,000
(Deductions) additions	6,000

Balance, March 31, 2004	$830,000

EXHIBIT INDEX

3. Exhibits

3.1 –	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Form S-1 Registration Statement (File No. 33-35802) filed with the Commission on May 25, 1990).

3.2 –	Certificate of Amendment of the Registrant (incorporated by reference to Form 10-K (File No. 001-10955) filed with the Commission on June 24, 1991).

3.3 –	Bylaws of the Registrant (incorporated by reference to Form S-1 Registration Statement (File No. 33-35802) filed with the Commission on May 25, 1990).

4.1 –	Articles IV, V, VI, VIII, IX, X and XI of the Registrant’s Restated Certificate of Incorporation, as amended (included in Exhibit 3.1 and Exhibit 3.2).

4.2 –	Articles I, II, V and VII of the Registrant’s Bylaws (included in Exhibit 3.3).

10.1 –	Articles of Lease dated April 15, 1975 between Balkop Properties Corp., as landlord, and Koppers Company, Inc., and Assignment of Lease dated June 20, 1989 to Registrant, as assignee, and Beazer Materials and Services, Inc., as assignor (incorporated by reference to Form S-1 Registration Statement (File No. 33-35802) filed with the Commission on May 25, 1990).

10.2 –	The Registrant’s Retirement Plan, as amended (incorporated by reference to Form 10-K (File No. 001-10955) filed with the Commission on June 28, 1995).

10.2(a) –	First Amendment, dated December 28, 1995, to the Registrant’s Retirement Plan, as amended (incorporated by reference to Form 10-K (File No. 001-10955) filed with the Commission on June 26, 1996).

10.2(b) –	Second Amendment, dated December 28, 1995, to the Registrant’s Retirement Plan, as amended (incorporated by reference to Form 10-K (File No. 001-10955) filed with the Commission on June 26, 1996).

10.2(c) –	Third Amendment, dated December 20, 2002, to the Registrant’s Retirement Plan, as amended (incorporated by reference to Form 10-K (File No. 001-10955) filed with the Commission on June 30, 2003)

10.3(b) –	The Registrant’s Replacement 401(k) Retirement Savings Plan, dated July 1, 1997 (incorporated by reference to the Registrant’s Form 10-K (File No. 001-10955) filed with the Commission on June 25, 1998).

10.4 –	The Registrant’s Employee Stock Option Plan, as amended, (incorporated by reference to Form S-8 Registration Statement (File No. 33-38400) filed with the Commission on December 21, 1990).

10.5 –	Environmental Elements Corporation Supplemental Pension Agreement dated March 1, 1995, between Registrant and Richard E. Hug (incorporated by reference to Form 10-K (File No. 001-10955) filed with the Commission on June 26, 1996).

10.5(a) –	Environmental Elements Corporation Supplemental Pension Agreement dated July 1, 1996 between Registrant and John C. Nichols, (incorporated by reference to Form 10-K (File No. 001-10955) filed with the Commission on June 23, 1997).

10.6 –	Revolving Credit and Letter of Credit Agreement dated November 24, 1993 between the Registrant and Mercantile-Safe Deposit and Trust Company (incorporated by reference to Form 10-Q (File No. 001-10955) filed with the Commission on February 14, 1994).

10.6(a) –	Waiver and Amendment dated May 26, 1994, to the Revolving Credit and Letter of Credit Agreement dated November 24, 1993 between the Registrant and Mercantile-Safe Deposit and Trust Company (incorporated by reference to Form 10-K (File No. 001-10955) filed with the Commission on June 29, 1994).

10.6(b) –	Extension Agreement dated November 18, 1994 to the Revolving Credit and Letter of Credit Agreement dated November 23, 1993 between the Registrant and Mercantile-Safe Deposit and Trust Company (incorporated by reference to Form 10-K (File No. 001-10955) filed with the Commission on June 28, 1995).

10.6(c) –	Second Amendment to Revolving Credit and Letter of Credit Agreement, First Amendment to Line of Credit Promissory Note and Security Agreement, dated October 25, 1995 between the Registrant and Mercantile-Safe Deposit and Trust Co (incorporated by reference to Form 10-Q (File No. 001-10955) filed with the Commission on February 14, 1996).

10.6(d) –	Amendment to Revolving Credit and Letter of Credit Agreement dated May 10, 1996 between the Registrant and Mercantile-Safe Deposit and Trust Company (incorporated by referenced to Form 10-K (File No. 001-10955) filed with the Commission on June 26, 1996).

10.6(e) –	Letter Amendment dated May 5, 1997 to Revolving Credit and Letter of Credit Agreement between the Registrant and Mercantile-Safe Deposit and Trust Company dated November 23, 1993, (incorporated by reference to Form 10-K (File No. 001-10955) filed with the Commission on June 23, 1997).

10.6(f) –	First Amendment to Security Agreement, Second Amendment to Line of Credit Promissory Note, and Third Amendment to Revolving Credit and Letter of Credit Agreement dated June 12, 1998, between Registrant and Mercantile-Safe Deposit and Trust Company (incorporated by reference to the Registrant’s Form 10-K (File No. 001-10955) filed with the Commission on June 25, 1998).

10.6(g) –	Second Amendment to Security Agreement, Third Amendment to Line of Credit Promissory Note, Fourth Amendment to Revolving Credit and Letter of Credit Agreement dated August 31, 1999 between Registrant and Mercantile Safe Deposit and Trust Company (incorporated by reference to the Registrant’s Form 10-Q (File No. 001-10955) filed with the Commission on November 12, 1999.)

10.6(h) –	Fourth Amendment to Line of Credit Promissory Note and Fifth Amendment to Revolving Credit and Letter of Credit Agreement dated May 18, 2000 and Patent Security Agreement and Trademark Security Agreement dated June 30, 2000 between the Registrant and Mercantile Safe Deposit and Trust Company (incorporated by reference to the Registrant’s Form 10-Q (File No. 001-10955) filed with the Commission on August 14, 2000).

10.6(i) –	Notices of modification to the Fourth Amendment to the Revolving Credit and Letter of Credit Agreement dated August 31, 1999 and the Fifth Amendment to the Revolving Credit and Letter of Credit Agreement dated May 18, 2000 between the Registrant and Mercantile Safe Deposit and Trust Company (incorporated by reference to the Registrant’s Form 10-Q (File No. 001-10955) filed with the Commission on November 20, 2000).

10.6(j) –	Letter Amendment dated May 31, 2001 to Revolving Credit and Letter of Credit Agreement between the Registrant and Mercantile Safe Deposit and Trust Company dated November 24, 1993 (incorporated by reference to Form 10-K (File No. 001-10955) filed with the Commission on June 25, 2001)..

10.6(k) –	Letter Amendment dated March 11, 2002 to Revolving Credit and Letter of Credit Agreement between the Registrant and Mercantile Safe Deposit and Trust Company dated November 24, 1993 (incorporated by reference to Form 10-K (File No. 001-10955) filed with the Commission on June 14, 2002).

10.8 –	The Registrant’s 1998 Stock Option Plan (incorporated by reference to Form 10-K (File No. 001-10955) filed with the Commission on June 25, 1999.)

10.9 –	Shareholders’ Agreement dated February 2, 1990 by and among the Registrant and certain shareholders of the Registrant (incorporated by reference to Amendment No. 1 to Form S-1 Registration Statement (File No. 33-35802) filed with the Commission on July 5, 1990).

10.10 –	Forbearance Agreement with Mercantile-Safe Deposit and Trust Company, dated December 31, 2003 (incorporated by reference to Form 10-Q (File No. 001-10955) filed with the Commission on February 14, 2004.)

11 –	Statement Regarding Computation of Income per Share, filed herewith.

21 –	Subsidiaries of the Registrant (incorporated by reference to Form 10-K (File No. 001-10955) filed with the Commission on June 26, 1996.)

23.1 –	Consent of Ernst & Young LLP

31 –	Certification pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 –	Certification pursuant to USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

99.9 –	Letter to the SEC regarding representations made by Arthur Andersen LLP (incorporated by reference to Form 10-K filed with the Commission on June 14, 2002).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Environmental Elements Corporation

(Registrant)

/s/ LAWRENCE RYCHLAK	[June 25, 2004]
Lawrence Rychlak	Date
President and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JOSEPH DUFFY	June 25, 2004
Joseph Duffy	Date
Director

/s/ RICHARD E. HUG	June 25, 2004
Richard E. Hug	Date
Director

/s/ JOHN C. NICHOLS	June 25, 2004
John C. Nichols	Date
Director and Secretary

/s/ SAMUEL T. WOODSIDE	June 25, 2004
Samuel T. Woodside	Date
Director