Form 10-Q
period 2004-06-30
ENVIRONMENTAL ELEMENTS CORP
filed 2004-08-16
CIK 863893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended

June 30, 2004

ENVIRONMENTAL ELEMENTS CORPORATION

(Exact name of registrant as specified in its charter)

1-10955

(Commission File Number)

DELAWARE	52-1303748
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3700 Koppers St., Baltimore, Maryland	21227
(Address of Principal Executive Offices)	(Zip Code)

410 – 368 - 7000

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

7,282,420 shares of common stock, $.01 par value per share, as of August 6, 2004.

ENVIRONMENTAL ELEMENTS CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

JUNE 30, 2004

A number of the matters and subject areas discussed in this report are not historical or current facts and deal with potential future circumstances and developments (“forward-looking statements”). The discussion of these matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and these discussions may materially differ from our actual future experience involving any one or more of these matters and subject areas. These forward-looking statements are also subject generally to risks and uncertainties, including but not limited to, loss of new orders, increased competition, changes in environmental regulations, operating losses, declines in markets for the Company’s products and services, insufficient capital resources, and other factors that are described in the Company’s filings with the Securities and Exchange Commission, including reports filed on Form 10-K, Form 10-Q and Form 8-K.

Environmental Elements Corporation and Subsidiaries

Consolidated Balance Sheets

As of June 30, 2004 and March 31, 2004

	June 30, 2004	March 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$336,000	$295,000
Accounts and retainage receivable, net of allowance for doubtful accounts of $836,000 and $830,000, respectively	4,624,000	5,811,000
Unbilled contract costs and fees	505,000	1,362,000
Inventories	570,000	660,000
Prepaid expenses and other current assets	507,000	326,000

Total current assets	6,542,000	8,454,000

Property and equipment:
Machinery, equipment, furniture and fixtures	3,017,000	3,017,000

	3,017,000	3,017,000
Less – Accumulated depreciation and amortization	2,801,000	2,755,000

Property and equipment, net	216,000	262,000

Other assets, net	313,000	325,000

Total assets	$7,071,000	$9,041,000

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) INVESTMENT
Current liabilities:
Accounts payable	$2,935,000	$5,298,000
Billings in excess of contract costs and fees	2,311,000	1,627,000
Accrued payroll and related expenses	501,000	454,000
Accrued and other current liabilities	2,194,000	2,199,000
Line of credit in default	5,842,000	5,707,000

Total current liabilities	13,783,000	15,285,000

Long-term liabilities:
Accrued pension liability	4,172,000	4,119,000
Other non-current liabilities	607,000	602,000

Total liabilities	18,562,000	20,006,000

Commitments and contingencies
Stockholders’ (deficit) investment:
Common stock, par value $.01 per share; 20,000,000 shares authorized, 7,283,420 shares issued and outstanding	73,000	73,000
Paid-in capital	28,673,000	28,673,000
Accumulated other comprehensive loss	(5,742,000)	(5,723,000)
Retained deficit	(34,495,000)	(33,988,000)

Total stockholders’ (deficit) investment	(11,491,000)	(10,965,000)

Total liabilities and stockholders’ (deficit) investment	$7,071,000	$9,041,000

The accompanying notes are an integral part of these statements.

Environmental Elements Corporation and Subsidiaries

Consolidated Statements of Operations

For the Three Months Ended June 30, 2004 and 2003

(Unaudited)

	Three Months Ended June 30,
	2004	2003
Sales	$3,929,000	$10,506,000
Cost of sales	(3,840,000)	(9,620,000)

Gross Profit	89,000	886,000

Selling, general and administrative expenses	(588,000)	(949,000)

Operating Loss	(499,000)	(63,000)

Interest and other expense, net	(8,000)	(211,000)

Loss before Income Taxes	(507,000)	(274,000)

Provision for income taxes	—	—

Net Loss	$(507,000)	$(274,000)

Loss per share:
Basic	$(0.07)	$(0.04)

Diluted	$(0.07)	$(0.04)

Weighted average common shares outstanding:
Basic	7,283,420	7,282,420
Diluted	7,283,420	7,282,420

The accompanying notes are an integral part of these statements.

Environmental Elements Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the Three Months Ended June 30, 2004 and 2003

(Unaudited)

	2004	2003
Cash flows from operating activities:
Net loss	$(507,000)	$(274,000)
Non-cash items:
Depreciation and amortization	60,000	162,000
Loss on sale of China subsidiary	47,000	0
Effect of changes in operating assets and liabilities:
Accounts and retainages receivable, net	1,402,000	(1,756,000)
Unbilled contract costs and fees	916,000	1,880,000
Inventories	54,000	(32,000)
Prepaid expenses and other current assets	(178,000)	34,000
Accounts payable	(2,570,000)	312,000
Billings in excess of contract costs and fees	684,000	376,000
Accrued payroll and related expenses	21,000	94,000
Accrued and other current liabilities	(20,000)	(746,000)
Other non-current liabilities	5,000	9,000

Net cash flows from operating activities	(86,000)	59,000

Cash flows from investing activities:
Purchases of property and equipment	—	(33,000)
Expenditures related to sale of Chinese subsidiary	(55,000)	0
Effects of changes in other assets	13,000	(15,000)

Net cash flows from investing activities	(42,000)	(48,000)

Cash flows from financing activities:
Net borrowings (repayments) under line of credit	135,000	(174,000)
Change in accrued pension liability	53,000	60,000
Change in accumulated other comprehensive income	(19,000)	41,000

Net cash flows from financing activities	169,000	(73,000)

Net increase (decrease) in cash and cash equivalents	41,000	(62,000)

Cash and cash equivalents, beginning of period	295,000	365,000

Cash and cash equivalents, end of period	$336,000	$303,000

The accompanying notes are an integral part of these statements.

ENVIRONMENTAL ELEMENTS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL INFORMATION

The interim consolidated financial statements included herein for Environmental Elements Corporation and Subsidiaries (the “Company”) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In management’s opinion, the interim financial data presented herein include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Results for interim periods are not necessarily indicative of results to be expected for the full year.

2.	PER SHARE DATA

Basic earnings per common share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share was computed assuming the terms and conditions for the common stock options were met and converted. Any difference between the basic and diluted earnings per share is due to the dilutive effect of stock options outstanding. For the three months ended June 30, 2004 and 2003, options to purchase 516,000 and 386,500 shares, respectively, of common stock of the Company were excluded from the calculation of diluted earnings per share due to their anti-dilutive effect.

3.	ASSET SALE

As the Company has previously disclosed, as a result of the Company’s increased focus on its service and maintenance business and its decision to be more selective in its pursuit of large Systems projects, the Company anticipated that it would have less demand for the products that its Chinese subsidiary supplies. This subsidiary principally provided manufacturing capabilities to the Company. It also had limited sales to outside customers of approximately $458,000 in fiscal 2003 and $61,000 in the quarter ended June 30, 2004. Based on projected revenues and expenses, this subsidiary would not generate positive cash flows for the foreseeable future. Therefore, in May 2004, the Company made the decision to dispose of its Chinese subsidiary by selling the stock to the management of that subsidiary at an amount which the Company believes approximates the fair market value. As consideration for the sale, the Company received a $200,000 non-interest bearing promissory note and entered into a license agreement for the use of its electrostatic precipitator and fabric filter technologies for which it may receive future royalties. The non-interest bearing note is due $100,000 on December 31, 2007 and $100,000 on December 31, 2008. The Company will account for these notes in accordance with Staff Accounting Bulletin No. 81, “Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity.” The impact of this transaction is not expected to have a material impact on the Company’s consolidated financial statements.

4.	LONG TERM LINE OF CREDIT

During fiscal year 2004, the Company completed a restructuring of its outstanding bank debt. The new agreement resulted in a $5,000,000 reduction of the Company’s outstanding line of credit balance, an adjustment to the borrowing capacity under the line up to a maximum of $6,750,000 and a restructuring of the financial and other covenants within the previous borrowing agreement. In return for these accommodations, the Company assigned to the Bank its rights to a long-term master lease on its headquarters building in Baltimore, Maryland. The new agreement expires March 31, 2005 at which time all amounts outstanding become due. As of June 30, 2004, the Company had outstanding borrowings of $5,842,000.

Under the terms of the new agreement, the Company’s bank did not waive any default provisions that existed under the previous agreement. However, the bank agreed to forbear from exercising its rights under the default provisions of the old agreement through the term of the new agreement, provided the Company maintains compliance with the terms of the new agreement. As disclosed in previous filings, the Company is in default with several financial covenants of the previous agreement and expects that it will work with its bank prior to March 31, 2005 to attempt to negotiate an extension of the forbearance agreement or to develop a new lending facility to replace the expiring one. If the Company is unable to negotiate a new agreement, it will be required to seek alternative financing arrangements, which may have a material impact on its ability to continue to operate. There can be no assurance that the Company will be able to extend its current financing commitments or obtain alternative financing subsequent to March 31, 2005.

The new agreement requires that beginning on January 1, 2004 the Company may not incur cumulative losses in excess of $400,000 over two consecutive fiscal quarters as determined in accordance with generally accepted accounting principles (GAAP). In addition, the agreement states that the Company must not incur negative cash flows as defined in the agreement in any two successive fiscal quarters in an aggregate amount in excess of $400,000.

Based on the results as reported by the Company for the quarters ended March 31, 2004 and June 30, 2004, the Company is not in compliance with either the requirement limiting GAAP losses or the negative cash flow requirement. The Company is in discussions with its Bank in order to achieve a waiver of these requirements for this period, but there can be no assurance that the Bank will grant such a waiver. They may elect to cease advancing funds or declare the outstanding balance immediately due and payable. The Company does not have the liquidity to repay amounts outstanding under its debt agreement.

5.	PROJECT DISPUTE

The Company provided the materials for a circulating dry scrubber and an electrostatic precipitator as a subcontractor to a general contractor on a larger air pollution control system installation project. Under the terms of its subcontract, the Company was required to post a performance bond in an amount equal to its contract value, or approximately $14.6 million. The total project was delivered late by the general contractor, had initial operating and performance problems and resulted in significant cost overruns by the Company and the general contractor. The Company fully recorded its costs in the periods in which they were incurred and provided reserves for its estimation of additional costs to settle its responsibilities under its contract. During fiscal year 2004, the general contractor made a claim to the Company’s bonding company for approximately $8 million based on its calculations of costs to be backcharged to the Company and liquidated damages due from the Company resulting from the late delivery of the project to the end user. The Company does not accept responsibility for these extra costs and has assisted the bonding company in aggressively defending the claim. Under the original terms of the bonding agreement, should the bonding company be required to pay any of the amounts claimed, or if it makes a decision to settle the dispute, the Company agreed to indemnify the bonding company. Based on the Company’s financial position, any significant payment made by the bonding company would have a material adverse impact on the Company’s ability to continue to operate.

6.	SUPPLEMENTAL CASH FLOW INFORMATION

Amounts paid in cash for interest during the three months ended June 30, 2004 and 2003 were $68,000 and $150,000, respectively. There were no income taxes paid during either three month period.

7.	SEGMENT INFORMATION

As a result of the Company’s increased focus on the service and maintenance components of its business, the Company has restated its business segment information. Therefore, the Engineered Products business unit has been combined with the Systems business unit for the current and prior periods. The Company now has two reportable operating segments as of June 30, 2004: the Systems Business Unit and the Services Business Unit. The Systems Business Unit provides custom-engineered, original equipment systems to traditionally intensive users of air pollution control (APC) systems and the Services Business Unit provides maintenance, repair, and spare parts products and services to customers with particulate abatement installed APC equipment.

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

Information about reported segment sales and operating income (loss) for the three months ended June 30, 2004 and 2003 is as follows:

	2004		2003
Business Unit	Sales	Operating Income (Loss)	Sales	Operating Income (Loss)
Systems	$355,000	$(478,000)	$5,088,000	$(118,000)
Services	3,574,000	(21,000)	5,416,000	55,000

Total	$3,929,000	$(499,000)	$10,506,000	$(63,000)

The Company attributes revenues to individual geographic areas based upon the country where services are provided or products are delivered. Sales by geographic area for the three months ended June 30, 2004 and 2003 are as follows:

Geographic Area	2004	2003
United States	$2,641,000	$9,509,000
United Kingdom	894,000	613,000
Canada	333,000	226,000
Other International	61,000	158,000

Total	$3,929,000	$10,506,000

8.	COMPREHENSIVE LOSS

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss for the three months ended June 30, 2004 and 2003 is as follows:

	2004	2003
Net Loss as Reported	$(507,000)	$(274,000)
Effect of Foreign Currency Translation Gain	(19,000)	41,000

Comprehensive Loss	$(526,000)	$(233,000)

Accumulated other comprehensive loss as shown in the accompanying consolidated balance sheets as of June 30, 2004 is comprised of $5,612,000 of minimum pension liability and $130,000 of accumulated foreign currency loss.

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

	Three Months Ended June 30
	2004	2003
Net Income (Loss), as reported	$(507,000)	$(274,000)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(72,000)	(40,000)

Pro forma net income (Loss)	$(579,000)	$(314,000)

Income (Loss) per share:
Basic — as reported	$(0.07)	$(0.04)
Diluted — as reported	$(0.07)	$(0.04)
Basic — pro forma	$(0.08)	$(0.04)
Diluted — pro forma	$(0.08)	$(0.04)

No stock options were granted during the three month period ended June 30, 2004.

Under the SFAS No. 123 pro forma disclosure provisions, the fair value of options granted subsequent to December 15, 1995, has been estimated using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price characteristics that are significantly different from those of traded options. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s outstanding options. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the estimated vesting period. The provisions of SFAS No. 123 may not necessarily be indicative future results.

10.	NET PERIODIC BENEFIT COST – DEFINED BENEFIT PLAN

For a detailed disclosure on the company’s pension and employee benefits plans, please refer to Note 5 of the Company’s Consolidated Financial Statements included in the 2004 Annual Report on Form 10-K.

The following sets forth the components of net periodic benefit cost of the non-contributory defined benefit plan for the three months ended June 30, 2004 and 2003, respectively.

	Three Months Ended June 30
	2004	2003
Service Cost	$68,000	$68,000
Interest Cost	254,000	239,000
Expected return on plan assets	(214,000)	(240,000)
Amortization of prior service cost	7,000	12,000
Recognized actuarial (gain) loss	54,000	48,000

Net periodic cost	$169,000	$127,000

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report and the audited Financial Statements and Management’s Discussion and Analysis contained in the Company’s Form 10-K for the fiscal year ended March 31, 2004.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage relationships to sales of selected items in the Company’s consolidated statements of operations (unaudited) for the three months ended June 30, 2004 and 2003:

	2004	2003
Sales	100.0%	100.0%
Cost of sales	97.7	91.6

Gross profit	2.3	8.4
Selling, general and administrative expenses	15.0	9.0

Operating loss	(12.7)%	(.6)%

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO

THREE MONTHS ENDED JUNE 30, 2003

Sales for the three months ended June 30, 2004 decreased 62.6%, or $6,577,000, to $3,929,000 from $10,506,000 for the three months ended June 30, 2003. The poor financial performance experienced by the Company’s major customer groups during the last two years continued into the first quarter of fiscal 2005, resulting in their continued curtailment of purchases of the Company’s products and services. There were few awards of systems projects of the size and scope that the Company could compete for and spending by the power and pulp and paper sector on maintenance and rebuild services continued to be below those levels of previous years.

As a percentage of sales, cost of sales increased to 97.7% in the current period as compared to 91.6% in the same period of the prior year, and the Company’s gross profit percentage decreased to 2.3% from 8.4%. The primary reason for the increase in cost of sales was that the lowered sales volumes that the Company experienced during the quarter did not allow for the Company to sufficiently leverage the fixed component of its cost of sales.

Selling, general and administrative expenses decreased 38.0%, or $361,000 to $588,000 from $949,000, but increased as a percentage of sales to 15.0% from 9.0%. These decreased expense levels were a direct result of the Company’s continuing cost reduction efforts in response to the slowdown in its business, while the increase as a percentage of sales was due to the lowered revenues that were realized in the quarter.

For the reasons set forth above, the Company incurred an operating loss of $499,000, or 12.7% of sales, for the quarter ended June 30, 2004, compared to an operating loss of $63,000, or .6% of sales, for the prior year period

The Company reported interest and other expense, net of $8,000 for the quarter ended June 30, 2004 compared with net interest expense of $211,000 in the prior period. The decrease was primarily due to the $5,000,000 reduction of the Company’s line of credit and amortization of deferred interest expense, both the result of the debt restructuring. Also included in net interest and other expense was a $61,000 royalty receipt and a loss of $47,000 on the sale of the Chinese subsidiary.

The Company incurred a loss before income taxes of $507,000 or 12.9% of sales, in the current year quarter, compared to a net loss before income taxes of $274,000 or 2.6% of sales, for the prior year period.

There was no provision for income taxes in either quarter reported because the Company incurred pre-tax losses and recorded a valuation reserve offsetting the deferred tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

The Company seeks to arrange its contracts so as to minimize its investment in net working capital, but the amount of this investment varies with the payment terms and stage of completion of its contracts. (“Net working capital invested in contracts” consists of accounts and retainages receivable and unbilled contract costs and fees, less accounts payable and less billings in excess of contract costs and fees.) Net working capital invested in contracts was a negative $117,000 at June 30, 2004 and $248,000 at March 31, 2004. The Company also requires capital to the extent that its net cash flows from operating activities are negative, and borrows against its line of credit when necessary.

Cash and cash equivalents increased by $41,000 and borrowings under the Company’s line of credit increased by $135,000 during the three months ended June 30, 2004.

During fiscal year 2004, the Company completed a restructuring of its outstanding bank debt. The new agreement resulted in a $5,000,000 reduction of the Company’s outstanding line of credit balance, an adjustment to the borrowing capacity under the line up to a maximum of $6,750,000 and a restructuring of the financial and other covenants within the previous borrowing agreement. In return for these accommodations, the Company assigned to the Bank its rights to a long-term master lease on its headquarters building in Baltimore, Maryland. The new agreement expires March 31, 2005 at which time all amounts outstanding become due. As of June 30, 2004, the Company had outstanding borrowings of $5,842,000.

Under the terms of the new agreement, the Company’s bank did not waive any default provisions that existed under the previous agreement. However, the bank agreed to forbear from exercising its rights under the default provisions of the old agreement through the term of the new agreement, provided the Company maintains compliance with the terms of the new agreement. As disclosed in previous filings, the Company is in default with several financial covenants of the previous agreement and expects that it will work with its bank prior to March 31, 2005 to attempt to negotiate an extension of the forbearance agreement or to develop a new lending facility to replace the expiring one. If the Company is unable to negotiate a new agreement, it will be required to seek alternative financing arrangements, which would have a material adverse impact on its ability to continue to operate. There can be no assurance that the Company will be able to extend its current financing commitments or obtain alternative financing subsequent to March 31, 2005.

The new agreement requires that beginning on January 1, 2004 the Company may not incur cumulative losses in excess of $400,000 over two consecutive fiscal quarters as determined in accordance with generally accepted accounting principles (GAAP). In addition, the agreement states that the Company must not incur negative cash flows as defined in the agreement in any two successive fiscal quarters in an aggregate amount in excess of $400,000.

Based on the results as reported by the Company for the quarters ended March 31, 2004 and June 30, 2004, the Company is not in compliance with the either the requirement limiting GAAP losses or the negative cash flow requirement. The Company is in discussions with its Bank in order to achieve a waiver of these requirements for this period, but there can be no assurance that the Bank will grant such a waiver. They may elect to cease advancing funds or declare the outstanding balance immediately due and payable. The Company does not have the liquidity to repay amounts outstanding under its debt agreement. If the Bank does not waive compliance, the Company may lose its ability to continue to operate.

The Company’s backlog of unfilled orders at June 30, 2004 increased 68% to $13.8 million from $8.2 million at June 30, 2003. New orders received during the three months ended June 30, 2004 increased 124% from the same period last year, to $13.0 million from $5.8 million.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Although the Company’s business is primarily in the United States, the Company does have business and operations outside the United States. As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company’s financial results. Historically the Company’s primary exposures have been related to non-dollar denominated operating expenses in Canada, the United Kingdom, Europe and Asia. The Company is prepared to hedge against fluctuations in foreign currencies if this exposure becomes material but does not use derivative financial instruments for speculative or trading purposes. As of June 30, 2004 the assets and liabilities of the Company related to non-dollar denominated currencies were not material. Therefore, an increase or decrease of 10 percent in the foreign exchange rate would not have a material impact on the Company’s financial position.

Item 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. The President and the Chief Financial Officer have reviewed the Company’s disclosure controls and procedures as of June 30, 2004 (the “Evaluation Date”). Based on that review, they have concluded that, as of the Evaluation Date, these controls and procedures were, in design and operation, effective to assure that the information required to be included in this report has been properly collected, processed, and timely communicated to those responsible in order that it may be included in this report.

b) Changes in Internal Controls. Subsequent to the Evaluation Date, there have been no significant changes including corrective actions, in our internal accounting controls or in other factors that could significantly affect the disclosure controls and procedures.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Project Dispute

The Company provided the materials for a circulating dry scrubber and an electrostatic precipitator as a subcontractor to a general contractor on a larger air pollution control system installation project. Under the terms of its subcontract, the Company was required to post a performance bond in an amount equal to its contract value, or approximately $14.6 million. The total project was delivered late by the general contractor, had initial operating and performance problems and resulted in significant cost overruns by the Company and the general contractor. The Company fully recorded its costs in the periods in which they were incurred and provided reserves for its estimation of additional costs to settle its responsibilities under its contract. During fiscal year 2004, the general contractor made a claim to the Company’s bonding company for approximately $8 million based on its calculations of costs to be backcharged to the Company and liquidated damages due from the Company resulting from the late delivery of the project to the end user. The Company does not accept responsibility for these extra costs and has assisted the bonding company in aggressively defending the claim. Under the original terms of the bonding agreement, should the bonding company be required to pay any of the amounts claimed, or if it makes a decision to settle the dispute, the Company agreed to indemnify the bonding company. Based on the Company’s financial position, any significant payment made by the bonding company would have a material adverse impact on the Company’s ability to continue to operate.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

The following certifications are filed as exhibits to this Form 10-Q:

Exhibit 31- Certification pursuant to SEC rule 13a-14(A)/15d-14(A), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32- Certification pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

Form 8-K, dated July 7, 2004, reported that the Company issued a press release setting forth its results for its fiscal quarter and fiscal year ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVIRONMENTAL ELEMENTS CORPORATION
(Registrant)

/s/ Lawrence Rychlak
Lawrence Rychlak
President and Chief Financial Officer

Date: August 16, 2004