Form 10-Q
period 2004-09-30
ENVIRONMENTAL ELEMENTS CORP
filed 2004-11-15
CIK 863893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended

September 30, 2004

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

7,283,420 shares of common stock, $.01 par value per share, as of November 1, 2004.

ENVIRONMENTAL ELEMENTS CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

SEPTEMBER 30, 2004

A number of the matters and subject areas discussed in this report are not historical or current facts and deal with potential future circumstances and developments (“forward-looking statements”). The discussion of these matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and these discussions may materially differ from our actual future experience involving any one or more of these matters and subject areas. These forward-looking statements are also subject generally to risks and uncertainties, including but not limited to, loss of new orders, increased competition, changes in environmental regulations, operating losses, declines in markets for the Company’s products and services, continued economic weakness, insufficient capital resources, and other factors that are described in the Company’s filings with the Securities and Exchange Commission, including reports filed on Form 10-K, Form 10-Q and Form 8-K.

Environmental Elements Corporation and Subsidiaries

Consolidated Balance Sheets

As of September 30, 2004 and March 31, 2004

	September 30, 2004	March 31, 2004
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,527,000	$295,000
Accounts and retainages receivable, net of allowance for doubtful accounts of $857,000 and $830,000, respectively	5,129,000	5,811,000
Unbilled contract costs and fees	526,000	1,362,000
Inventories	588,000	660,000
Prepaid expenses and other current assets	581,000	326,000

Total current assets	8,351,000	8,454,000

Property and equipment:
Machinery, equipment, furniture and fixtures	3,031,000	3,017,000

	3,031,000	3,017,000
Less – Accumulated depreciation and amortization	2,843,000	2,755,000

Property and equipment, net	188,000	262,000

Other assets, net	306,000	325,000

Total assets	$8,845,000	$9,041,000

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) INVESTMENT
Current liabilities:
Accounts payable	$4,588,000	$5,298,000
Billings in excess of contract costs and fees	2,435,000	1,627,000
Accrued payroll and related expenses	433,000	454,000
Accrued and other current liabilities	1,699,000	2,199,000
Line of credit in default	6,586,000	5,707,000

Total current liabilities	15,741,000	15,285,000
Long-term liabilities:
Accrued pension liability	4,225,000	4,119,000
Other non-current liabilities	611,000	602,000

Total liabilities	20,577,000	20,006,000

Commitments and contingencies
Stockholders’ (deficit) investment:
Common stock, par value $.01 per share; 20,000,000 shares authorized, 7,283,420 shares issued and outstanding	73,000	73,000
Paid-in capital	28,673,000	28,673,000
Accumulated other comprehensive loss	(5,743,000)	(5,723,000)
Retained deficit	(34,735,000)	(33,988,000)

Total stockholders’ (deficit) investment	(11,732,000)	(10,965,000)

Total liabilities and stockholders’ (deficit) investment	$8,845,000	$9,041,000

The accompanying notes are an integral part of these statements.

Environmental Elements Corporation and Subsidiaries

Unaudited Consolidated Statements of Operations

For the Periods Ended September 30, 2004 and 2003

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Sales	$5,397,000	$6,706,000	$9,326,000	$17,213,000
Cost of sales	(5,066,000)	(6,477,000)	(8,906,000)	(16,097,000)

Gross Profit	331,000	229,000	420,000	1,116,000

Selling, general and administrative expenses	(541,000)	(918,000)	(1,130,000)	(1,867,000)

Operating Loss	(210,000)	(689,000)	(710,000)	(751,000)
Interest and other expense, net	(30,000)	(82,000)	(37,000)	(293,000)

Loss before Income Taxes	(240,000)	(771,000)	(747,000)	(1,044,000)
Provision for income taxes	—	—	—	—

Net Loss (See page 8)	$(240,000)	$(771,000)	$(747,000)	$(1,044,000)

Loss per share:
Basic	$(0.03)	$(0.11)	$(0.10)	$(0.14)

Diluted	$(0.03)	$(0.11)	$(0.10)	$(0.14)

Weighted average common shares outstanding:
Basic	7,283,420	7,282,420	7,283,420	7,282,420
Diluted	7,283,420	7,282,420	7,283,420	7,282,420

The accompanying notes are an integral part of these statements.

Environmental Elements Corporation and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

For the Six Months Ended September 30, 2004 and 2003

	2004	2003
Cash flows from operating activities:
Net loss	$(747,000)	$(1,044,000)
Non-cash items:
Depreciation and amortization	108,000	325,000
Loss on sale of China subsidiary	47,000	—
Effect of changes in operating assets and liabilities:
Accounts and retainages receivable, net	897,000	(504,000)
Unbilled contract costs and fees	895,000	3,485,000
Inventories	36,000	73,000
Prepaid expenses and other current assets	(252,000)	(105,000)
Accounts payable	(917,000)	(175,000)
Billings in excess of contract costs and fees	808,000	(50,000)
Accrued payroll and related expenses	(47,000)	81,000
Accrued and other current liabilities	(515,000)	(1,000,000)
Other non-current liabilities	9,000	17,000

Net cash flows from operating activities	322,000	1,103,000

Cash flows from investing activities:
Purchases of property and equipment	(8,000)	(35,000)
Expenditures related to sale of Chinese subsidiary	(55,000)	—
Effects of changes in other assets	8,000	(15,000)

Net cash flows from investing activities	(55,000)	(50,000)

Cash flows from financing activities:
Net borrowings (repayments) under line of credit	879,000	(1,367,000)
Reduction of long-term capital lease obligation	—	(4,000)
Change in accrued pension liability	106,000	180,000
Change in accumulated other comprehensive income	(20,000)	44,000

Net cash flows from financing activities	965,000	(1,147,000)

Net increase (decrease) in cash and cash equivalents	1,232,000	(94,000)
Cash and cash equivalents, beginning of period	295,000	365,000

Cash and cash equivalents, end of period	$1,527,000	$271,000

The accompanying notes are an integral part of these statements.

ENVIRONMENTAL ELEMENTS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL INFORMATION

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

Basic earnings per common share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share was computed assuming the terms and conditions for the common stock options were met and converted. Any difference between the basic and diluted earnings per share is due to the dilutive effect of stock options outstanding. For the three months ended September 30, 2004 and 2003, options to purchase 511,000 and 359,500 shares, respectively, of common stock of the Company were excluded from the calculation of diluted earnings per share due to their anti-dilutive effect.

3.	LONG TERM LINE OF CREDIT

During fiscal year 2004, the Company completed a restructuring of its outstanding bank debt. The new agreement resulted in a $5,000,000 reduction of the Company’s outstanding line of credit balance, an adjustment to the borrowing capacity under the line up to a maximum of $6,750,000 and a restructuring of the financial and other covenants within the previous borrowing agreement. In return for these accommodations, the Company assigned to the Bank its rights to a long-term master lease on its headquarters building in Baltimore, Maryland. The new agreement expires March 31, 2005 at which time all amounts outstanding become due. As of September 30, 2004, the Company had outstanding borrowings of $6,586,000.

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

For the quarter ended June 30, 2004, the Company was not in compliance with its loan covenants but was granted a waiver of these requirements for that period. Based on the results as reported by the Company for the quarters ended June 30, 2004 and September 30, 2004, the Company is again not in compliance with either the requirement limiting GAAP losses or the negative cash flow requirement. The Company is in discussions with its Bank in order to achieve a waiver of these requirements for this period, but there can be no assurance that the Bank will grant such a waiver. They may elect to cease advancing funds or declare the outstanding balance immediately due and payable. The Company does not have the liquidity to repay amounts outstanding under its debt agreement, so any action by the Bank to cease advancing funds or to declare the outstanding balance immediately due and payable would have a material impact on the Company’s ability to continue to operate.

4.	PROJECT DISPUTE

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

5.	SUPPLEMENTAL CASH FLOW INFORMATION

Amounts paid in cash for interest during the three months ended September 30, 2004 and 2003 were $142,000 and $170,000, respectively. There were no income taxes paid during either six month period because the effects of the Company’s net operating loss carryforwards from prior years substantially eliminated taxes on current and prior year income.

6.	SEGMENT INFORMATION

The Company has two reportable operating segments as of September 30, 2004: the Systems Business Unit and the Services Business Unit. The Systems Business Unit provides custom-engineered, original equipment systems to traditionally intensive users of air pollution control (APC) systems and the Services Business Unit provides maintenance, repair, and spare parts products and services to customers with particulate abatement installed APC equipment.

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

Information about reported segment sales and operating income (loss) for the three and six months ended September 30, 2004 and 2003 is as follows:

	3 months ended 9/30/04		3 months ended 9/30/03
Business Unit	Sales	Operating Income (Loss)	Sales	Operating Income (Loss)
Systems	$2,378,000	$(300,000)	$3,768,000	$(307,000)
Services	3,019,000	90,000	2,938,000	(382,000)

Total	$5,397,000	$(210,000)	$6,706,000	$(689,000)

	6 months ended 9/30/04		6 months ended 9/30/03
Business Unit	Sales	Operating Income (Loss)	Sales	Operating Income (Loss)
Systems	$2,734,000	$(776,000)	$8,858,000	$(425,000)
Services	6,592,000	66,000	8,355,000	(326,000)

Total	$9,326,000	$(710,000)	$17,213,000	$(751,000)

The Company attributes revenues to individual geographic areas based upon the country where services are provided or products are delivered. Sales by geographic area for the three and six months ended September 30, 2004 and 2003 are as follows:

	Three months ended September 30,
Geographic Area	2004	2003
United States	$2,806,000	$5,564,000
United Kingdom	2,288,000	840,000
Canada	255,000	232,000
Other International	48,000	70,000

Total	$5,397,000	$6,706,000

	Six months ended September 30,
Geographic Area	2004	2003
United States	$5,447,000	$15,072,000
United Kingdom	3,182,000	1,453,000
Canada	588,000	459,000
Other International	109,000	229,000

Total	$9,326,000	$17,213,000

7.	COMPREHENSIVE LOSS

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss for the six months ended September 30, 2004 and 2003 is as follows:

	2004	2003
Net Loss as Reported	$(747,000)	$(1,044,000)
Effect of Foreign Currency Translation (Loss) Gain	(20,000)	44,000

Comprehensive Loss	$(767,000)	$(1,000,000)

Accumulated other comprehensive loss as shown in the accompanying consolidated balance sheets as of September 30, 2004 is comprised of $5,612,000 of minimum pension liability and $131,000 of accumulated foreign currency loss.

8.	STOCK BASED COMPENSATION

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Net Income (Loss), as reported	$(240,000)	$(771,000)	$(747,000)	$(1,044,000)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(16,000)	(40,000)	(88,000)	(83,000)

Pro forma net income (Loss)	$(256,000)	$(811,000)	$(835,000)	$(1,127,000)

Income (Loss) per share:
Basic — as reported	$(0.03)	$(0.11)	$(0.10)	$(0.14)
Diluted — as reported	$(0.03)	$(0.11)	$(0.10)	$(0.14)
Basic — pro forma	$(0.04)	$(0.11)	$(0.11)	$(0.15)
Diluted — pro forma	$(0.04)	$(0.11)	$(0.11)	$(0.15)

No stock options were granted during the three month period ended September 30, 2004.

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

9.	NET PERIODIC BENEFIT COST – DEFINED BENEFIT PLAN

For a detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 5 of the Company’s Consolidated Financial Statements included in the 2004 Annual Report on Form 10-K.

The following sets forth the components of net periodic benefit cost of the non-contributory defined benefit plan for the three and six months ended September 30, 2004 and 2003, respectively.

	Three Months Ended September 30,
	2004	2003
Service Cost	$—	$68,000
Interest Cost	247,000	254,000
Expected return on plan assets	(234,000)	(214,000)
Amortization of prior service cost	—	6,000
Recognized actuarial (gain) loss	40,000	54,000

Net periodic cost	$53,000	$168,000

	Six Months Ended September 30,
	2004	2003
Service Cost	$—	$136,000
Interest Cost	494,000	509,000
Expected return on plan assets	(468,000)	(429,000)
Amortization of prior service cost	—	11,000
Recognized actuarial (gain) loss	79,000	108,000

Net periodic cost	$105,000	$335,000

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

RESULTS OF OPERATIONS

The following table sets forth the percentage relationships to sales of selected items in the Company’s consolidated statements of operations (unaudited) for the three and six months ended September 30, 2004 and 2003:

	Three months ended September 30,		Six months ended September 30,
	2004	2003	2004	2003
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	93.9	96.6	95.5	93.5

Gross profit	6.1	3.4	4.5	6.5
Selling, general and administrative expenses	10.0	13.7	12.1	10.8

Operating loss	(3.9)%	(10.3)%	(7.6)%	(4.3)%

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

Sales for the three months ended September 30, 2004 decreased 19.5%, or $1,309,000, to $5,397,000 from $6,706,000. The poor financial performance experienced by the Company’s major customer groups during the last two years continued through the second quarter of fiscal 2005, resulting in their continued curtailment of purchases of the Company’s products and services. There were a limited number of awards of systems projects of the size and scope that the Company could compete for and spending by the power and pulp and paper sector on maintenance and rebuild services continued to be below those levels of previous years.

As a percentage of sales, cost of sales decreased to 93.9% in the current period as compared to 96.6% in the same period of the prior year, and the Company’s gross profit percentage increased to 6.1% from 3.4%. The primary reason for the decrease in cost of sales was due to the fact that there was a larger proportion of the higher margin Services work in the current period as compared to the three months ended September 30, 2003.

Selling, general and administrative expenses decreased 41.1%, or $377,000 to $541,000 from $918,000, and also decreased as a percentage of sales to 10.0% from 13.7%. These decreased expense levels were a direct result of the Company’s continuing cost reduction efforts in response to the slowdown in its business.

For the reasons set forth above, the Company incurred an operating loss of $210,000, or 3.9% of sales, for the quarter ended September 30, 2004, compared to an operating loss of $689,000, or 10.3 % of sales, for the prior year period

The Company reported interest and other expense, net of $30,000 for the quarter ended September 30, 2004 compared with net interest expense of $82,000 in the prior period. The decrease was primarily due to the $5,000,000 reduction of the Company’s line of credit and amortization of deferred interest expense, both the result of the debt restructuring.

The Company incurred a loss before income taxes of $240,000 or 4.4% of sales, in the current year quarter, compared to a net loss before income taxes of $771,000 or 11.5% of sales, for the prior year period.

There was no provision for income taxes in either quarter reported because the Company incurred pre-tax losses and recorded a valuation reserve offsetting the deferred tax benefit.

SIX MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2003

Sales for the six months ended September 30, 2004 decreased 45.8% from the same period last year from $17,213,000 to $9,326,000. The Systems business unit accounted for a significant portion of the decrease as its revenues decreased 69.1%, or $6,124,000 from the same period in the prior year from $8,858,000 to $2,734,000 due to the limited number of large projects that the Company was awarded. Sales in the Services business unit decreased 21.1%, or $1,763,000 compared with the sales of the same period in the prior year from $8,355,000 to $6,592,000. The main reason for this decrease was the smaller size of the repair and maintenance projects that were awarded and executed in the current period compared with historical levels.

As a percentage of sales, cost of sales increased to 95.5% in the current period from the prior year’s 93.5%. As a result, the Company’s gross profit decreased to 4.5% for the six months ended September 30, 2004 as compared to 6.5% in the prior period. The primary reason for the increase in cost of sales was that the lowered sales volumes that the Company experienced during the period did not allow for the Company to sufficiently leverage the fixed component of its cost of sales.

Selling, general and administrative expenses decreased from $1,867,000 in the prior period to $1,130,000 for the six months ended September 30, 2004, but increased as a percentage of sales to 12.1% from 10.8%. The decreased expense levels were a direct result of the Company’s continuing cost reduction efforts in response to the slowdown in its business, while the increase as a percentage of sales was due to the lowered revenues that were realized in the quarter.

For the reasons set forth above, the Company recorded an operating loss of $710,000 for the six months ended September 30, 2004, compared to an operating loss of $751,000 for the prior period.

Interest and other expense, net of interest and other income, decreased 87.4%, from $293,000 in 2003, to $37,000 for the six months ended September 30, 2004. The decrease was primarily due to the $5,000,000 reduction of the Company’s line of credit and amortization of deferred interest expense, both the result of the debt restructuring. Also included in net interest and other expense for the current period were a $61,000 royalty receipt and a loss of $47,000 on the sale of the Chinese subsidiary.

The Company recorded a net loss before income taxes of $747,000 for the six months ended September 30, 2004, compared to loss before income taxes of $1,044,000 in the prior period.

There was no benefit for income taxes in either period reported because the Company’s ability to utilize future benefits will only be recognized when their utilization is considered more likely than not.

LIQUIDITY AND CAPITAL RESOURCES

The Company seeks to arrange its contracts so as to minimize its investment in net working capital, but the amount of this investment varies with the payment terms and stage of completion of its contracts. (“Net working capital invested in contracts” consists of accounts and retainages receivable and unbilled contract costs and fees, less accounts payable and less billings in excess of contract costs and fees.) Net working capital invested in contracts was a negative $1,368,000 at September 30, 2004 and $248,000 at March 31, 2004. The Company also requires capital to the extent that its net cash flows from operating activities are negative, and borrows against its line of credit when necessary.

Cash and cash equivalents increased by $1,232,000 and net borrowings under the Company’s line of credit increased by $879,000 during the six months ended September 30, 2004.

During fiscal year 2004, the Company completed a restructuring of its outstanding bank debt. The new agreement resulted in a $5,000,000 reduction of the Company’s outstanding line of credit balance, an adjustment to the borrowing capacity under the line up to a maximum of $6,750,000 and a restructuring of the financial and other covenants within the previous borrowing agreement. In return for these accommodations, the Company assigned to the Bank its rights to a long-term master lease on its headquarters building in Baltimore, Maryland. The new agreement expires March 31, 2005 at which time all amounts outstanding become due. As of September 30, 2004, the Company had outstanding borrowings of $6,586,000.

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

For the quarter ended June 30, 2004, the Company was not in compliance with its loan covenants but was granted a waiver of these requirements for that period. Based on the results as reported by the Company for the quarters ended June 30, 2004 and September 30, 2004, the Company is again not in compliance with either the requirement limiting GAAP losses or the negative cash flow requirement. The Company is in discussions with its Bank in order to achieve a waiver of these requirements for this period, but there can be no assurance that the Bank will grant such a waiver. They may elect to cease advancing funds or declare the outstanding balance immediately due and payable. The Company does not have the liquidity to repay amounts outstanding under its debt agreement, so any action by the Bank to cease advancing funds or to declare the outstanding balance immediately due and payable would have a material impact on the Company’s ability to continue to operate.

The Company’s backlog of unfilled orders at September 30, 2004 increased 86% to $13.2 million from $7.1 million at September 30, 2003. New orders received during the six months ended September 30, 2004 increased 55% from the same period last year, to $17.7 million from $11.4 million.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Although the Company’s business is primarily in the United States, the Company does have business and operations outside the United States. As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company’s financial results. Historically the Company’s primary exposures have been related to non-dollar denominated operating expenses in Canada, the United Kingdom, Europe and Asia. The Company is prepared to hedge against fluctuations in foreign currencies if this exposure becomes material but does not use derivative financial instruments for speculative or trading purposes. As of September 30, 2004 the assets and liabilities of the Company related to non-dollar denominated currencies were not material. Therefore, an increase or decrease of 10 percent in the foreign exchange rate would not have a material impact on the Company’s financial position.

Item 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. The principal executive officer and principal financial officer has reviewed the Company’s disclosure controls and procedures as of September 30, 2004 (the “Evaluation Date”). Based on that review, he has concluded that, as of the Evaluation Date, these controls and procedures are, in design and operation, effective to assure that the information required to be included in this report has been properly collected, processed, and timely communicated to those responsible in order that it may be included in this report.

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

(b) Reports on Form 8-K:

Form 8-K, dated August 24, 2004, reported that the Company issued a press release setting forth its results for its fiscal quarter ended June 30, 2004.

Form 8-K, dated August 24, 2004, reported that the Company had changed its independent registered public accounting firm from Ernst & Young to Stegman and Company

Form 8-K, dated September 1, 2004, reported that the Company had received a waiver from its Bank of a covenant default that existed as a result of the operating loss that the Company reported for its quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVIRONMENTAL ELEMENTS CORPORATION
(Registrant)

/s/ Lawrence Rychlak
Lawrence Rychlak
President and Chief Financial Officer

Date: November 15, 2004