Form 10-Q
period 2004-12-31
ENVIRONMENTAL ELEMENTS CORP
filed 2005-02-14
CIK 863893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended

December 31, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,283,420 shares of common stock, $.01 par value per share, as of February 1, 2005.

ENVIRONMENTAL ELEMENTS CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

DECEMBER 31, 2004

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

Environmental Elements Corporation and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2004 and March 31, 2004

	December 31, 2004	March 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,640,000	$295,000
Accounts and retainage receivable, net of allowance for doubtful accounts of $893,000 and $830,000, respectively	5,499,000	5,811,000
Unbilled contract costs and fees	2,518,000	1,362,000
Inventories	690,000	660,000
Prepaid expenses and other current assets	465,000	326,000

Total current assets	10,812,000	8,454,000

Property and equipment:
Machinery, equipment, furniture and fixtures	3,038,000	3,017,000

	3,038,000	3,017,000
Less – Accumulated depreciation and amortization	2,879,000	2,755,000

Property and equipment, net	159,000	262,000

Other assets, net	316,000	325,000

Total assets	$11,287,000	$9,041,000

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) INVESTMENT
Current liabilities:
Accounts payable	$7,670,000	$5,298,000
Billings in excess of contract costs and fees	2,154,000	1,627,000
Accrued payroll and related expenses	444,000	454,000
Accrued and other current liabilities	1,878,000	2,199,000
Line of credit in default	6,342,000	5,707,000

Total current liabilities	18,488,000	15,285,000

Long-term liabilities:
Accrued pension liability	4,278,000	4,119,000
Other non-current liabilities	616,000	602,000

Total liabilities	23,382,000	20,006,000

Commitments and contingencies
Stockholders’ (deficit) investment:
Common stock, par value $.01 per share; 20,000,000 shares authorized, 7,283,420 shares issued and outstanding	73,000	73,000
Paid-in capital	28,673,000	28,673,000
Accumulated other comprehensive income	(5,702,000)	(5,723,000)
Retained deficit	(35,139,000)	(33,988,000)

Total stockholders’ (deficit) investment	(12,095,000)	(10,965,000)

Total liabilities and stockholders’ (deficit) investment	$11,287,000	$9,041,000

The accompanying notes are an integral part of these statements.

Environmental Elements Corporation and Subsidiaries

Consolidated Statements of Operations

For the Periods Ended December 31, 2004 and 2003

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Sales	$9,410,000	$5,405,000	$18,735,000	$22,618,000
Cost of sales	(9,297,000)	(6,084,000)	(18,203,000)	(22,182,000)

Gross Profit (Loss)	113,000	(679,000)	532,000	436,000

Selling, general and administrative expenses	(471,000)	(890,000)	(1,600,000)	(2,757,000)
Gain on lease assignment (Note 4)	—	1,939,000	—	1,939,000
Gain on debt restructuring (Note 4)	—	562,000	—	562,000

Operating Income (Loss)	(358,000)	932,000	(1,068,000)	180,000

Interest and other expense, net	(46,000)	(184,000)	(83,000)	(477,000)

Income (Loss) before Income Taxes	(404,000)	748,000	(1,151,000)	(297,000)

Provision for income taxes	—	(6,000)	—	(6,000)

Net Income (Loss)	$(404,000)	$742,000	$(1,151,000)	$(303,000)

Loss per share:
Basic	$(0.06)	$0.10	$(0.16)	$(0.04)

Diluted	$(0.06)	$0.10	$(0.16)	$(0.04)

Weighted average common shares outstanding:
Basic	7,283,420	7,282,420	7,283,420	7,282,420
Diluted	7,283,420	7,400,725	7,283,420	7,282,420

The accompanying notes are an integral part of these statements.

Environmental Elements Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the Nine Months Ended December 31, 2004 and 2003

(Unaudited)

	2004	2003
Cash flows from operating activities:
Net loss	$(1,151,000)	$(303,000)
Non-cash items:
Depreciation and amortization	155,000	476,000
Gain on lease assignment	—	(1,939,000)
Gain on debt restructuring	—	(562,000)
Impairment of long term assets of Chinese subsidiary	47,000	140,000
Effect of changes in operating assets and liabilities:
Accounts and retainages receivable, net	527,000	640,000
Unbilled contract costs and fees	(1,097,000)	6,156,000
Inventories	(66,000)	290,000
Prepaid expenses and other current assets	(136,000)	226,000
Accounts payable	2,165,000	(1,577,000)
Billings in excess of contract costs and fees	527,000	20,000
Accrued payroll and related expenses	(36,000)	(70,000)
Accrued and other current liabilities	(336,000)	(2,274,000)
Other non-current liabilities	14,000	295,000

Net cash flows from operating activities	613,000	1,518,000

Cash flows from investing activities:
Purchases of property and equipment	(15,000)	(117,000)
Proceeds from sale of Chinese subsidiary	(55,000)	—
Effects of changes in other assets	(13,000)	(39,000)

Net cash flows from investing activities	(83,000)	(156,000)

Cash flows from financing activities:
Net borrowings (repayments) under line of credit	635,000	(1,282,000)
Reduction of long-term capital lease obligation	—	(4,000)
Change in accrued pension liability	159,000	—
Change in accumulated other comprehensive income	21,000	104,000

Net cash flows from financing activities	815,000	(1,182,000)

Net increase in cash and cash equivalents	1,345,000	180,000

Cash and cash equivalents, beginning of period	295,000	365,000

Cash and cash equivalents, end of period	$1,640,000	$545,000

The accompanying notes are an integral part of these statements.

ENVIRONMENTAL ELEMENTS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL INFORMATION

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

Basic earnings per common share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share was computed assuming the terms and conditions for the common stock options were met and converted. Any difference between the basic and diluted earnings per share is due to the dilutive effect of stock options outstanding. For the three months ended December 31, 2004 and 2003, options to purchase 501,000 and 425,700 shares, respectively, of common stock of the Company were excluded from the calculation of diluted earnings per share due to their anti-dilutive effect.

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

Based on the results as reported by the Company for the quarters ended September 30, 2004 and December 31, 2004, the Company is not in compliance with either the requirement limiting GAAP losses or the negative cash flow requirement. The Company is in discussions with its Bank in order to achieve a waiver of these requirements for this period, but there can be no assurance that the Bank will grant such a waiver. The new agreement expires March 31, 2005 at which time all amounts outstanding become due. As of December 31, 2004, the Company had outstanding borrowings of $6,342,000. The Bank may elect to cease advancing funds or declare the outstanding balance immediately due and payable. The Company does not have the liquidity to repay amounts outstanding under its debt agreement, so any action by the Bank to cease advancing funds or to declare the outstanding balance immediately due and payable would have a material impact on the Company’s ability to continue to operate.

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

During the quarter ended December 31, 2004, the general contractor and EEC entered into an agreement whereby they agreed that they will not commence any legal action against each other relating to the aforementioned dispute. This agreement allows the general contractor to pursue remedies against its customer while overriding any statute of limitations or other time-bar of its claims against the Company. The agreement expires on December 31, 2005 unless mutually extended by all parties.

5.	SUPPLEMENTAL CASH FLOW INFORMATION

Amounts paid in cash for interest during the nine months ended December 31, 2004 and 2003 were $226,000 and $226,000, respectively. Income taxes paid during the three months ended December 31, 2004 and 2003 were $0 and $6,000, respectively.

6.	SEGMENT INFORMATION

The Company has two reportable operating segments as of December 31, 2004: the Systems Business Unit and the Services Business Unit. The Systems Business Unit provides custom-engineered, original equipment systems to traditionally intensive users of air pollution control (APC) systems and the Services Business Unit provides maintenance, repair, and spare parts products and services to customers with particulate abatement installed APC equipment.

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

Information about reported segment sales and operating income (loss) for the three and nine months ended December 31, 2004 and 2003 is as follows:

	3 months ended 12/31/04		3 months ended 12/31/03
Business Unit	Sales	Operating (Loss)	Sales	Operating Income (Loss)
Systems	$6,085,000	$(85,000)	$1,623,000	$(420,000)
Services	3,325,000	(273,000)	3,782,000	1,352,000

Total	$9,410,000	$(358,000)	$5,405,000	$932,000

	9 months ended 12/31/04		9 months ended 12/31/03
Business Unit	Sales	Operating (Loss)	Sales	Operating Income (Loss)
Systems	$8,818,000	$(863,000)	$10,852,000	$(912,000)
Services	9,917,000	(205,000)	11,766,000	1,092,000

Total	$18,735,000	$(1,068,000)	$22,618,000	$180,000

The Company attributes revenues to individual geographic areas based upon the country where services are provided or products are delivered. Sales by geographic area for the three and nine months ended December 31, 2004 and 2003 are as follows:

	Three months ended December 31,
Geographic Area	2004	2003
United States	$4,148,000	$4,367,000
United Kingdom	4,927,000	676,000
Canada	333,000	287,000
Other International	2,000	75,000

Total	$9,410,000	$5,405,000

	Nine months ended December 31,
Geographic Area	2004	2003
United States	$9,594,000	$19,439,000
United Kingdom	8,109,000	2,129,000
Canada	921,000	746,000
Other International	111,000	304,000

Total	$18,735,000	$22,618,000

7.	COMPREHENSIVE LOSS

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss for the nine months ended December 31, 2004 and 2003 is as follows:

	2004	2003
Net Loss as Reported	$(1,151,000)	$(303,000)
Effect of Foreign Currency Translation (Loss) Gain	(90,000)	104,000

Comprehensive Loss	$(1,241,000)	$(199,000)

Accumulated other comprehensive loss as shown in the accompanying consolidated balance sheets as of December 31, 2004 is comprised of $5,612,000 of minimum pension liability and $90,000 of accumulated foreign currency loss.

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

	Three months ended December 31,		Nine months ended December 31,
	2004	2003	2004	2003
Net Income (Loss), as reported	$(404,000)	$742,000	$(1,151,000)	$(303,000)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(16,000)	(68,000)	(104,000)	(151,000)

Pro forma net income (Loss)	$(420,000)	$674,000	$(1,255,000)	$(454,000)

Income (Loss) per share:
Basic — as reported	$(0.05)	$(0.10)	$(0.16)	$(0.04)
Diluted — as reported	$(0.05)	$(0.10)	$(0.16)	$(0.04)
Basic — pro forma	$(0.06)	$(0.09)	$(0.17)	$(0.06)
Diluted — pro forma	$(0.06)	$(0.09)	$(0.17)	$(0.06)

No stock options were granted during the three month period ended December 31, 2004.

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

The following sets forth the components of net periodic benefit cost of the non-contributory defined benefit plan for the three and nine months ended December 31, 2004 and 2003, respectively.

	Three months ended December 31,
	2004	2003
Service Cost	$—	$68,000
Interest Cost	247,000	254,000
Expected return on plan assets	(234,000)	(214,000)
Amortization of prior service cost	—	6,000
Recognized actuarial (gain) loss	40,000	54,000

Net periodic cost	$53,000	$168,000

	Nine months ended December 31,
	2004	2003
Service Cost	$—	$136,000
Interest Cost	741,000	509,000
Expected return on plan assets	(702,000)	(429,000)
Amortization of prior service cost	—	11,000
Recognized actuarial (gain) loss	119,000	108,000

Net periodic cost	$158,000	$335,000

10.	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement No. 123(R) (“SFAS 123(R)”), “Share-Based Payment”. This statement replaces Statement of Financial Accounting Standards No. 123(“SFAS 123”), “Accounting for Stock-Based Compensation”, and supersedes APB Opinion transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity of liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This statement is effective No. 25, “Accounting for Stock Issued to Employees”. SFAS 123(R) will require compensation costs related to share-based payment for public entities as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.

11.	Uncertainty

The Company has incurred net losses in four of the last five fiscal years and has incurred a loss of $1,151,000 for the nine months ended December 31, 2004. As of December 31, 2004, its liabilities exceeded its assets by $12,095,000. The Company is also not in compliance with certain loan covenants. These factors indicate that the Company will not be able to continue in existence unless it is able to raise additional capital or attain profitable operations.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage relationships to sales of selected items in the Company’s consolidated statements of operations (unaudited) for the three and nine months ended December 31, 2004 and 2003:

	Three months ended December 31,		Nine months ended December 31,
	2004	2003	2004	2003
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(98.8)	(112.6)	(97.2)	(98.1)

Gross profit (loss)	1.2	(12.6)	2.8	1.9
Selling, general and administrative expenses	(5.0)	(16.5)	(8.5)	(12.2)
Gain on lease assignment	—	35.9	—	8.6
Gain on debt restructuring	—	10.4	—	2.5

Operating income (loss)	(3.8)%	1.7%	(5.7)%	0.8%

THREE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2003

Sales for the three months ended December 31, 2004 increased 74.1%, or $4,005,000, to $9,410,000 from $5,405,000. The Systems business unit accounted for the large increase in revenues as a result of the projects that the Company is undertaking in the United Kingdom (UK). Overall Systems revenues increased from $1,623,000 for the quarter ended December 31, 2003 to $6,085,000 for the current quarter, with the UK Systems projects reporting revenues of $4,463,000. The Services business unit reported revenues of $3,325,000 for the quarter ended December 31, 2004 as compared with $3,762,000 for the prior quarter, a decrease of $437,000, or 11.6%. The decrease in the Services revenues is a result of a smaller number of maintenance and repair projects being awarded to the Company and a smaller scope of services on the projects that the Company was awarded.

As a percentage of sales, cost of sales decreased to 98.8% in the current period as compared to 112.6% in the same period of the prior year, and the Company’s gross profit percentage increased to 1.2% from a negative 12.6%. Included in the cost of sales in the prior period was a $260,000 charge to reduce the carrying value of the inventory of a subsidiary, a reduction in profit margins on several Systems projects and the fact that the lowered sales volumes that the Company experienced during the quarter did not allow for the Company to sufficiently leverage the fixed component of its cost of sales. The Company had reductions in the profit margins of three projects in the current quarter, but did not have any charges to cost of sales similar to those of the prior quarter, thus the decrease in the cost of sales percentage between periods.

Selling, general and administrative expenses decreased 47.1%, or $419,000 to $471,000 from $890,000, and also decreased as a percentage of sales to 16.4% from 5.0%. These decreased expense levels were a direct result of the Company’s continuing cost reduction efforts in response to the slowdown in its business.

As described in Note 3 of the notes to the financial statements, the Company completed a restructuring of its outstanding bank debt in the quarter ended December 31, 2003. As a result of that transaction, the Company recorded a $1,939,000 gain on its assignment of its master lease and a $562,000 gain on the debt restructuring during the quarter ended December 31, 2003.

For the reasons set forth above, the Company incurred an operating loss of $358,000, or 3.8% of sales, for the quarter ended December 31, 2004, compared to operating income of $932,000, or 17.2 % of sales, for the prior year period.

The Company reported interest and other expense, net of $46,000 for the quarter ended December 31, 2004 compared with net interest expense of $184,000 in the prior period. The decrease was primarily due to the $5,000,000 reduction of the Company’s line of credit and amortization of deferred interest expense, both the result of the debt restructuring.

The Company incurred a loss before income taxes of $404,000 or 4.3% of sales, in the current year quarter, compared to net income before income taxes of $748,000 or 13.8% of sales, for the prior year period.

There was no provision for income taxes in the current quarter reported because the Company incurred pre-tax losses and recorded a valuation reserve offsetting the deferred tax benefit. There was a $6,000 provision for income taxes in 2003 because the Company incurred an alternative minimum tax liability on the gain generated as a result of the debt restructuring.

NINE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2003

Total sales for the nine months ended December 31, 2004 decreased 17.2% from the same period last year from $22,618,000 to $18,735,000. Both the Systems and the Services business units reported revenue decreases with Systems sales decreasing from $10,852,000 for the nine months ended December 31, 2003 to $8,818,000 for the current period and Services decreasing from $11,766,000 in 2003 to $9,917,000 in 2004. Revenues in the Systems business unit continue to be negatively impacted by the spending constraints of the Company’s main industry groups, electric utilities and pulp and paper producers. As a result of the continued deferral of projects of a scope and size that the Company offers, there were limited bidding opportunities for the Company and therefore fewer projects awarded to EEC. On the Services side, the main reason for the decreased revenues was the smaller size of the repair and maintenance projects that were awarded and executed in the current period compared with historical levels.

As a percentage of sales, cost of sales decreased to 97.2% in the current period from the prior year’s 98.1%. As a result, the Company’s gross profit increased to 2.8% for the nine months ended December 31, 2004 as compared to 1.9% in the prior period. Included in the cost of sales in the prior period was a $260,000 charge to reduce the carrying value of the inventory of a subsidiary, a reduction in profit margins on several Systems projects and the fact that the lowered sales volumes that the Company experienced during the quarter did not allow for the Company to sufficiently leverage the fixed component of its cost of sales.

Selling, general and administrative expenses decreased from $2,757,000 in the prior period to $1,600,000 for the nine months ended December 31, 2004, and decreased as a percentage of sales to 8.5% from 12.2%. The decreased expense levels were a direct result of the Company’s continuing cost reduction efforts in response to the slowdown in its business.

As described in Note 3 of the notes to the financial statements, the Company completed a restructuring of its outstanding bank debt in the quarter ended December 31, 2003. As a result of that transaction, the Company recorded a $1,939,000 gain on its assignment of its master lease and a $562,000 gain on the debt restructuring during the quarter ended December 31, 2003.

For the reasons set forth above, the Company recorded an operating loss of $1,068,000 for the nine months ended December 31, 2004, compared to operating income of $180,000 for the prior period.

Interest and other expense, net of interest and other income, decreased 82.6%, from $477,000 in 2003, to $83,000 for the nine months ended December 31, 2004. The decrease was primarily due to the $5,000,000 reduction of the Company’s line of credit and amortization of deferred interest expense, both the result of the debt restructuring. Also included in net interest and other expense for the current period were a $61,000 royalty receipt and a loss of $47,000 on the sale of the Chinese subsidiary.

The Company recorded a net loss before income taxes of $1,151,000 for the nine months ended December 31, 2004, compared to loss before income taxes of $303,000 in the prior period.

There was no provision for income taxes in the current quarter reported because the Company incurred pre-tax losses and recorded a valuation reserve offsetting the deferred tax benefit. There was a $6,000 provision for income taxes in 2003 because the Company incurred an alternative minimum tax liability on the gain generated as a result of the debt restructuring.

LIQUIDITY AND CAPITAL RESOURCES

The Company seeks to arrange its contracts so as to minimize its investment in net working capital, but the amount of this investment varies with the payment terms and stage of completion of its contracts. (“Net working capital invested in contracts” consists of accounts and retainages receivable and unbilled contract costs and fees, less accounts payable and less billings in excess of contract costs and fees.) Net working capital invested in contracts was a negative $1,807,000 at December 31, 2004 and $248,000 at March 31, 2004. The Company also requires capital to the extent that its net cash flows from operating activities are negative, and borrows against its line of credit when necessary.

Cash and cash equivalents increased by $1,345,000 and net borrowings under the Company’s line of credit increased by $635,000 during the nine months ended December 31, 2004.

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

Based on the results as reported by the Company for the quarters ended September 30, 2004 and December 31, 2004, the Company is not in compliance with either the requirement limiting GAAP losses or the negative cash flow requirement. The Company is in discussions with its Bank in order to achieve a waiver of these requirements for this period, but there can be no assurance that the Bank will grant such a waiver. The new agreement expires March 31, 2005 at which time all amounts outstanding become due. As of December 31, 2004, the Company had outstanding borrowings of $6,342,000. The Bank may elect to cease advancing funds or declare the outstanding balance immediately due and payable. The Company does not have the liquidity to repay amounts outstanding under its debt agreement, so any action by the Bank to cease advancing funds or to declare the outstanding balance immediately due and payable would have a material impact on the Company’s ability to continue to operate.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Although the Company’s business is primarily in the United States, the Company does have business and operations outside the United States. As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company’s financial results. Historically the Company’s primary exposures have been related to non-dollar denominated operating expenses in Canada, the United Kingdom, Europe and Asia. The Company is prepared to hedge against fluctuations in foreign currencies if this exposure becomes material but does not use derivative financial instruments for speculative or trading purposes. As of December 31, 2004 the assets and liabilities of the Company related to non-dollar denominated currencies were not material. Therefore, an increase or decrease of 10 percent in the foreign exchange rate would not have a material impact on the Company’s financial position.

Item 4.	CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. The principal executive officer and principal financial officer has reviewed the Company’s disclosure controls and procedures as of December 31, 2004 (the “Evaluation Date”). Based on that review, he has concluded that, as of the Evaluation Date, these controls and procedures are, in design and operation, effective to assure that the information required to be included in this report has been properly collected, processed, and timely communicated to those responsible in order that it may be included in this report.

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

During the quarter ended December 31, 2004, the general contractor and EEC entered into an agreement whereby they agreed that they will not commence any legal action against each other relating to the aforementioned dispute. This agreement allows the general contractor to pursue remedies against its customer while overriding any statute of limitations or other time-bar of its claims against the Company. The agreement expires on December 31, 2005 unless mutually extended by all parties.

ITEM 6.	EXHIBITS

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

Date: February 14, 2005